Form 10-Q
period 1996-06-30
REGENCY BANCORP
filed 1996-08-13
CIK 927718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________.


                           COMMISSION FILE NUMBER  33-82150
                                                   --------

                                   REGENCY BANCORP
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            CALIFORNIA                              77-0378956
     -------------------------------              ------------------
    (State or other jurisdiction of              (I.R.S. Employer
    Incorporation or organizations)              Identification No.)

    7060 N. FRESNO STREET, FRESNO, CALIFORNIA                        93720
     -----------------------------------------                     ---------
      (Address of principal executive offices)                     (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (209) 438-2600.
                                                           -------------

                                         NONE

    (Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----

As of June 30, 1996, the registrant had 1,818,160 shares of Common Stock outstanding.

The Exhibit Index is located on page 33.

This report contains a total of 116 pages of which this is page one.

                           REGENCY BANCORP AND SUBSIDIARIES

PART  I                         FINANCIAL INFORMATION


- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------
       CONSOLIDATED BALANCE SHEET                                    (Unaudited)
(In thousands)                                                      June 30, 1996    December 31, 1995
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $ 9,158        $ 8,925
Federal funds sold                                                        1,000              -
- - ------------------------------------------------------------------------------------------------------
Total Cash and Equivalents                                                10158          8,925
- - ------------------------------------------------------------------------------------------------------
Interest bearing deposits in other banks                                      3              3
Securities available-for-sale                                            27,702         31,750
- - ------------------------------------------------------------------------------------------------------
Loans                                                                   100,110         97,137
Allowance for credit losses                                              (1,690)        (1,784)
Deferred loan fees & discounts                                             (902)          (824)
- - ------------------------------------------------------------------------------------------------------
Net Loans                                                                97,518         94,529
- - ------------------------------------------------------------------------------------------------------
Investments in real estate                                               16,343         17,954
Other real estate owned                                                     381            341
Cash surrender value of life insurance                                    2,834          2,764
Premises and equipment, net                                               2,270          2,339
Accrued interest receivable and other assets                              5,060          5,077
- - ------------------------------------------------------------------------------------------------------
Total Assets                                                          $ 162,269      $ 163,682
- - ------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing transaction accounts                               $ 31,677       $ 32,673
Interest bearing transaction accounts                                    44,097         40,656
Savings accounts                                                         22,996         34,882
Time Deposits $100,000 or over                                           25,460         23,305
Other time deposits                                                      16,492         12,229
- - ------------------------------------------------------------------------------------------------------
Total Deposits                                                          140,722        143,745
- - ------------------------------------------------------------------------------------------------------
Short term borrowings                                                         -              -
Notes Payable                                                             6,016          4,109
Other liabilities                                                         2,500          2,886
- - ------------------------------------------------------------------------------------------------------
Total Liabilities                                                       149,238        150,740
- - ------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued or outstanding
Common stock, no par value; 5,000,000
  shares authorized, 1,818,160
  shares issued and outstanding                                           8,868          8,868
Retained earnings                                                         4,371          4,029
Net unrealized gain (loss) on available-for-sale securities,
  net of  taxes  of $150,000 in 1996 and $ 33,000 in 1995                  (208)            45
- - ------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               13,031         12,942
- - ------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                            $ 162,269      $ 163,682
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements

                           REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
(In thousands, except for per common and                    For the three months          For the six  months
  equivalent share data)                                        ended June 30,                ended June 30,
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------
                                                            1996           1995           1996           1995
- - ----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans (including fees)                                   $ 2,627        $ 2,664        $ 5,496        $ 5,291
Investment securities:
  Taxable                                                    399            436            842            827
  Tax exempt                                                  22             26             45             45
- - ----------------------------------------------------------------------------------------------------------------
Total Investment  Interest Income                            421            462            887            872
Other                                                         24             46             43             49
- - ----------------------------------------------------------------------------------------------------------------
Total Interest Income                                      3,072          3,172          6,426          6,212
- - ----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                       1,038          1,304          2,166          2,469
Other                                                         62             19            100             19
- - ----------------------------------------------------------------------------------------------------------------
Total Interest Expense                                     1,100          1,323          2,266          2,488
- - ----------------------------------------------------------------------------------------------------------------
Net interest income                                        1,972          1,849          4,160          3,724
Provision for credit losses                                    -              -              -              -
- - ----------------------------------------------------------------------------------------------------------------
Net interest income after
provision for credit losses                                1,972          1,849          4,160          3,724
- - ----------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Income from investments in real estate partnerships            -            217              -            383
Gain on sale of SBA loans                                    573            235            888            363
Depositor service charges                                     85             65            161            136
Income from investment management services                   162            124            326            237
Gain/(loss) on sale of securities                              -              -              -            (25)
Gain on sale of assets                                         4              -              9              -
Servicing fees on loans sold                                  81             76            139            156
Other                                                        157             62            252            114
- - ----------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                    1062            779          1,775          1,364
- - ----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Loss from investments in real estate partnerships             85              -            182              -
Salaries and related benefits                              1,075          1,075          2,186          2,179
Occupancy                                                    401            298            793            556
FDIC insurance and regulatory assessments                     16             79             32            159
Marketing                                                    121             89            211            164
Professional Services                                        269            151            423            272
Director's fees and expenses                                  92             67            168            134
Management fees for real estate projects                     154             94            233            174
Other                                                        410            298            737            585
- - ----------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                   2623          2,151          4,965          4,223
- - ----------------------------------------------------------------------------------------------------------------
Income before income taxes                                   411            477            970            865
Provision for income taxes                                   173            198            410            363
- - ----------------------------------------------------------------------------------------------------------------
Net Income                                                 $ 238          $ 279          $ 560          $ 502
- - ----------------------------------------------------------------------------------------------------------------
Net income per common and
  common equivalent share                                    .13            .15            .30            .27
Shares used in computation                             1,874,000      1,887,000      1,872,000      1,887,000
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                           REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------------
FOR THE SIX  MONTHS ENDED JUNE 30, 1996 AND 1995
- - --------------------------------------------------------------------------------------------------------------------------
                                                     Common         Common                           Net
                                               Stock Number          Stock       Retained     Unrealized
(In thousands)                                    of Shares         Amount       Earnings      Gain(Loss)         Total
- - --------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                 1,711        $ 7,950        $ 7,017        $  (640)      $ 14,327
- - --------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  under stock option plan                                11             19              -              -             19
Issuance of common stock dividend
  including fractional shares                            86            866           (868)             -             (2)
Tax benefit of stock option transactions                  -             16              -              -             16
Cash dividends                                            -              -           (171)             -           (171)
Net change in unrealized gain (loss)on
  available-for-sale securities (net of
   taxes of $ 393,000)                                    -              -              -            542            542
Net Income                                                -              -            502              -            502
- - --------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                1,808        $ 8,851        $ 6,480           $(98)      $ 15,233
- - --------------------------------------------------------------------------------------------------------------------------


- - --------------------------------------------------------------------------------------------------------------------------
                                                     Common         Common                           Net
                                               Stock Number          Stock       Retained     Unrealized
(In thousands)                                    of Shares         Amount       Earnings      Gain(Loss)         Total
- - --------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                            1,818        $ 8,868        $ 4,029           $ 45        $12,942
- - --------------------------------------------------------------------------------------------------------------------------
Issuance of common
  stock under stock option plan                           -              -              -              -              -

Cash dividends                                            -              -           (218)             -           (218)

Net change in unrealized gain (loss) on
  available-for-sale securities (net of
  taxes of $183,000)                                                                                (253)          (253)

Net Income                                                -              -            560              -            560
- - --------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                1,818          8,868          4,371           (208)        13,031
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------


 See notes to consolidated financial statements

                           REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------
(IN THOUSANDS) FOR THE SIX MONTHS ENDED  JUNE 30,                          1996                1995
- - ----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Increase (decrease) in cash equivalents:
Net income                                                                $ 560               $ 502
Adjustments:
Provisions for credit losses                                                  -                   -
Provision for losses on real estate                                           -                   -
Provision for OREO losses                                                     -                  30
Depreciation and amortization                                               325                 320
Deferred income taxes                                                       490                 150
(Increase) decrease in interest receivable and other assets                 (67)                835
Increase in surrender value of life insurance                               (70)                (65)
Distributions of  income from real estate partnerships                      103                  35
Equity in (income) loss of real estate partnerships                           5                (383)
(Increase) decrease in real estate held for sale                          3,987                   -
(Gain) loss on acquisition of partnerships                                  (63)                  -
Increase (decrease)  in other liabilities                                  (811)             (1,358)
(Gain)/loss on sale of securities                                             -                  25
Gain on sale of loans held-for-sale                                        (888)               (363)
Proceeds from sale of loans held-for-sale                                 8,742               4,695
Additions to loans held-for-sale                                         (5,901)             (4,676)
Loss (gain) on sale of premises and equipment and OREO                       (1)                  -
- - ----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       6,411                (253)
- - ----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                               (11,223)            (10,305)
Proceeds from sales of available-for-sale securities                          -               3,105
Purchases of held -to-maturity securities                                     -              (3,876)
Proceeds from maturities of available-for-sale securities                14,778               6,934
Proceeds from maturities of held-to-maturity securities                       -               2,000
Loan participations  purchased                                                -                (750)
Loan participations sold                                                      -                   -
Net (increase) decrease in loans                                         (3,079)              1,044
Net decrease (increase) in other short-term investments                       -              (4,801)
Cash received through acquisition of partnerships                           441                   -
Proceeds from sale of OREO                                                  123                   -
Capital contributions to real estate partnerships                          (397)               (954)
Capital distributions from real estate partnerships                       1,012                 587
Payments towards the acquisition and development
    of investments in real estate                                             -                (220)
Purchases of premises and equipment                                        (199)               (132)
- - ----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       1,456               7,368
- - ----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in timed deposits accounts                        6,418               8,162
Net increase (decrease) in other deposits                                (9,441)              3,103
Net increase (decrease) on short term borrowings                              -                   -
Cash dividends paid                                                        (218)               (171)
Payments for fractional shares related to stock dividends                     -                  (2)
Payments on notes payable                                                (3,773)               (151)
Proceeds from notes payable                                                 380                   -
Proceeds from the issuance of common stock under
    employee stock option plan                                                -                  19
- - ----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (6,634)             10,960
- - ----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,233               3,339
- - ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8,925               8,317
- - ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                            $ 10,158            $ 11,656
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                           REGENCY BANCORP AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries(the "Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and its subsidiaries. The Bank has two wholly-owned subsidiaries, Regency Investment Advisors, Inc., a California corporation ("RIA"), which provides investment management and consulting services, and Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in the Fresno/Clovis area. All significant intercompany balances and transactions have been eliminated in consolidation.

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1995. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE 2. - ACCOUNTING CHANGE

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later
than after December 15, 1995.   The new standard defines a fair value method of
accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income, and, if presented, earnings per share as if the company has applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted beginning in 1995. The Company has determined it will not elect to change to the fair value method, but will adopt the disclosure provisions in fiscal 1996.

NOTE 3. - INVESTMENT SECURITIES

    During the period between December 31, 1995, and June 30, 1996, the Company recorded a net decrease in the value of its available-for-sale portfolio of $253,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity. This change in value is primarily the result of higher interest rates in the bond market at June 30, 1996 as compared to rates at December 31, 1995.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

- - ---------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES                             JUNE 30, 1996               DECEMBER 31, 1995
- - ---------------------------------------------------------------------------------------------------------
                                                  Amortized           Fair      Amortized           Fair
(In thousands)                                         Cost          Value           Cost          Value
- - ---------------------------------------------------------------------------------------------------------
U.S. Treasuries                                     $ 2,026        $ 2,015        $ 2,003        $ 2,005
U.S. Government Agencies                             15,612         15,293         20,474         20,459
Mortgage-backed securities                            9,003          8,935          7,655          7,685
State and Political Subdivision                       1,414          1,454          1,540          1,601
Equity Securities                                         5              5              -              -
- - ---------------------------------------------------------------------------------------------------------
Total                                              $ 28,060       $ 27,702       $ 31,672       $ 31,750
- - ---------------------------------------------------------------------------------------------------------

At June 30, 1996 and December 31, 1995 the Company held no investment securities classified as held-to-maturity.

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in Item No. 7 - Management's Discussion and Analysis, Balance Sheet Analysis.

- - ---------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                        JUNE 30, 1996               DECEMBER 31, 1995
- - ---------------------------------------------------------------------------------------------------------
                                                                Percent of                    Percent of
                                                     Amount    Total Loans         Amount    Total Loans
- - ---------------------------------------------------------------------------------------------------------
Commercial                                          $52,797          52.7%        $54,150          55.7%
Real estate mortgage                                 11,683          11.7%         10,389          10.7%
Real estate construction                             27,100          27.1%         23,706          24.4%
Consumer and other                                    8,530           8.5%          8,892           9.2%
- - ---------------------------------------------------------------------------------------------------------
Subtotal                                            100,110         100.0%         97,137         100.0%
- - ---------------------------------------------------------------------------------------------------------
Less:
Unearned discount                                       531                           468
Deferred loan fees                                      371                           356
Allowances for credit losses                          1,690                         1,784
- - ---------------------------------------------------------------------------------------------------------
Total loans, net                                    $97,518                       $94,529
- - ---------------------------------------------------------------------------------------------------------

As of June 30, 1996, there were $799,000 in SBA loans held-for-sale.

    In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for
                                          7

Impairment of a Loan-Income Recognition and Disclosures." SFAS Nos. 114 and 118 were effective for the Company as of January 1, 1995. They require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

    Under the provisions of SFAS No. 114 and SFAS No. 118, the Company has analyzed its loan portfolio. As of June 30, 1996, the amount of impaired loans was not significant.

NOTE 5. - EARNINGS PER SHARE

    Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents (stock options) assumed to be outstanding during the year. All share and per share amounts have been adjusted retroactively to reflect the 5% stock dividend issued in 1995. As of June 30, 1996, and June 30, 1995, the Company had 1,872,000 and 1,887,000 total shares of common and common stock equivalents outstanding.

NOTE 6. - REAL ESTATE ACTIVITIES

    Regency Service Corporation ("RSC") is involved in residential real estate development in the Fresno/Clovis area through both limited partnership investments in joint ventures and direct investments in real estate projects. These real estate activities consist primarily of residential subdivisions being developed into lots and homes. Limited partnership investments are accounted for under the equity method.

    During the first quarter, RSC continued to aggressively pursue divestiture of its remaining real estate projects through various transactions. During the quarter ended March 31, 1996, RSC dissolved a total of six partnerships and sold its investment in one property. As a result of these transactions, RSC obtained sole ownership of four projects, closed one project out completely and financed the sale of two properties. Additionally, the assets of RSC now reflect not only RSC's equity investment, but the total assets and liabilities of the acquired projects. The above transactions resulted in a net loss of $235,000. As of December 31, 1995, RSC's equity investment in the four partnerships acquired was $4,430,000.

The schedule below presents the condensed financial information of the four entities acquired as of the dates of acquisition:

- - -------------------------------------------------------
ASSETS:
 Cash                                          $   442
 Notes receivable                                2,025
 Land and real estate under construction        10,031
 Other assets                                      223
- - -------------------------------------------------------
Total assets                                    12,721
- - -------------------------------------------------------
LIABILITIES:
 Notes payable                                   5,300
 Accrued interest and other liabilities            425
- - -------------------------------------------------------
Total Liabilities                                5,725
- - -------------------------------------------------------
Equity                                         $ 6,996
- - -------------------------------------------------------
- - -------------------------------------------------------

NOTE 7. - SUPPLEMENTAL CASH FLOW INFORMATION

Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the six months ended June 30, 1996 and 1995:


- - -----------------------------------------------------------------
(IN THOUSANDS)                                    1996      1995
- - -----------------------------------------------------------------
Cash paid during the period for:
 Interest on deposits and other borrowings     $ 2,266   $ 1,121
 Income taxes                                      316       600
- - -----------------------------------------------------------------
Non cash transactions:
  Transfer of loans to other real estate owned     162        15
- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL SUMMARY

     The Company's consolidated net income for the six months ended June 30, 1996, was $560,000, an increase of $58,000 or 11.6% when compared to earnings of $502,000 for the period ended June 30, 1995. Net income for the second quarter of 1996 was $238,000 as compared to $279,000 in the second quarter of 1995. Earnings per share were $0.13 in the second quarter of 1996, $0.30 for the six month period ended June 30, 1996, compared to $0.15 per share in the second quarter of 1995 and $0.27 for the six month period ended June 30, 1995. The Company paid a cash dividend of $0.06 per share in the second quarter of 1996. During the second quarter of 1995, the Company paid a cash dividend of $0.05. Subsequent to the close of the quarter, the Company's board of directors declared an additional cash dividend of $0.06 per share payable to shareholders of record on July 29, 1996.

     The increase in net income of $58,000 for the period ended June 30, 1996 was primarily the result of an increase in net interest income of $436,000 as well as from an increase in income generated from the sale of SBA loans of $525,000. Income for the second quarter of 1996 declined by $41,000 compared to the second quarter of 1995, primarily as a result of losses from investments in real estate. During the second quarter of 1995, the Company recorded net income from investments in real estate of $217,000 compared to a loss of $85,000 recorded in the second quarter of 1996.

     The Company's return on average assets was 0.69% for the first six months of 1996 compared to 0.65% for the first six months of 1995. Return on average common equity for the first six months was 8.43% compared to 6.85% for the same period in 1995.

     At June 30, 1996, the Company's total risk-based capital ratio was 10.83%
while the leverage ratio was 7.51%.   All capital ratios were in excess of
minimum regulatory guidelines.

     Nonperforming assets declined during the second quarter by $25,000 to $4,236,000 at June 30, 1996 (2.61% of total assets), compared to $4,261,000 at March 31, 1996 (2.56% to total assets) and $922,000 at December 31, 1995 (0.56% of total assets) as a result of continued paydowns on nonaccrual loans
made to facilitate the sale of RSC partnerships.   As reported in the
Company's quarterly report on form 10-Q dated March 31, 1996, RSC made loans amounting to approximately $3.75 million to facilitate the sale of two RSC partnerships. The two loans were immediately placed on nonaccrual status in accordance with applicable accounting guidelines regarding the sale of real estate. As homes and/or lots are sold on these projects, principal reductions, as well as interest payments received are used to reduce the principal balance outstanding on these loans. During the second quarter, a third loan of $310,000 was made to facilitate the sale of another RSC project. It was also placed on nonaccrual status. The allowance for credit losses as a percentage of total loans was 1.69% at June 30, 1996 (39.90% of nonperforming assets) compared to 1.84% (193.50% of non-performing assets) at year end 1995.

     During the quarter ended June 30, 1996, the Company entered into a lease agreement for a branch office to be located at 126 N. "D" Street, Madera, California. The term of the lease is for a period of 3 years at a fixed rate of $2,091 per month and contains provisions for an additional term of three years at a monthly rate of $2,521 per month. The facility covered under the lease agreement is a free standing building of approximately 2,500 square feet. The foregoing description of the lease is qualified by reference to the lease agreement dated May 13, 1996 attached as exhibit 10.4 to this Form 10-Q. The Company has received approval from the FDIC and State Banking Department and expects to open the Madera branch office on or about August 15, 1996.

     NET INTEREST INCOME

     The Company's operating results depend primarily on net interest income (the difference between the interest earned on loans and investments less interest expense on deposit accounts and borrowings). A primary factor affecting the level of net interest income is the Company's interest rate margin, the difference between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, as well as the difference between the relative amounts of average interest earning assets and interest bearing liabilities.

The following table presents, for the periods indicated, the Company's total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities and the resultant cost, expressed both in dollars and rates. The table also sets forth the net interest income and the net earning balance for the periods indicated.


     CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
     INTEREST RATES

- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)
FOR THE THREE MONTHS ENDED JUNE 30,                                1996                              1995
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
                                                     Average    Yield/                    Average    Yield/
                                                     Balance      Rate    Interest        Balance      Rate     Interest
- - -------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                           $ 98,643    10.71%     $ 2,627       $ 90,400    11.82%      $ 2,664
Investment securities (2)                             27,871     6.08%         421         28,753     6.45%          462
Federal funds sold & other                             1,736     5.56%          24          3,041     5.92%           46
- - -------------------------------------------------------------------------------------------------------------------------
Total Interest-earning assets                        128,250     9.63%       3,072        122,194    10.41%        3,172
- - -------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowance for credit losses                           (1,750)                              (1,388)
Cash and due from banks                                8,035                                8,051
Real estate investments                               19,143                               17,306
Premises and equivalent, net                           2,252                                6,149
Cash surrender value of life insurance                 2,812                                2,682
Accrued interest receivable and other assets           4,477                                3,008
- - -------------------------------------------------------------------------------------------------------------------------
Total Average Assets                                $163,219                             $158,002
- - -------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing liabilities:
Transaction accounts                                $ 44,235     2.63%       $ 289       $ 51,393     3.47%        $ 445
Savings accounts                                      24,472     4.11%         250         21,510     4.93%          264
Time deposits                                         38,910     5.16%         499         42,039     5.67%          595
Federal funds purchased, notes payable
   and other                                          10,558     2.36%          62            343    22.60%           19
- - -------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing                              118,175     3.74%       1,100        115,285     4.60%        1,323
- - -------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Transaction accounts                                  29,551                               26,199
Other liabilities                                      2,282                                1,534
- - -------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    150,008                              143,018
- - -------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Common stock                                           8,868                                8,328
Retained earnings                                      4,393                                6,905
Unrealized gain / (loss)  on investment
   securities                                            (50)                                (249)
- - -------------------------------------------------------------------------------------------------------------------------
Total Shareholders Equity                             13,211                               14,984
- - -------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
   shareholders' equity                             $163,219                             $158,002
- - -------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                        $ 1,972                               $ 1,849
- - -------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
   interest-earning assets                                       9.63%                               10.41%
Interest expense as a percentage of average
   interest-earning assets                                      (3.45%)                              (4.34%)
- - -------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              6.18%                                6.07%
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $328,000 and $283,000 for the three months ended June 30, 1996, and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

    CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
    INTEREST RATES




- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)
FOR THE SIX MONTHS ENDED JUNE 30,                                   1996                                   1995
- - -------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------
                                                     Average    Yield/                    Average    Yield/
                                                     Balance      Rate    Interest        Balance      Rate     Interest
- - -------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                           $ 96,846    11.41%      $5,496        $90,508    11.79%      $ 5,291
Investment securities (2)                             28,945     6.16%         887         28,158     6.25%          872
Federal funds sold & other                             1,650     5.24%          43          1,674     5.83%           49
- - -------------------------------------------------------------------------------------------------------------------------
Total Interest-earning assets                        127,441    10.14%       6,426        120,340    10.41%        6,212
- - -------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowance for credit losses                           (1,770)                              (1,439)
Cash and due from banks                                8,114                                7,850
Real estate investments                               19,757                               16,935
Premises and equivalent, net                           2,289                                6,185
Cash surrender value of life insurance                 2,794                                2,666
Accrued interest receivable and other assets           4,558                                3,308
- - -------------------------------------------------------------------------------------------------------------------------
Total Average Assets                                $163,183                             $155,845
- - -------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
Transaction accounts                                $ 45,239     2.70%       $ 607       $ 52,373     3.49%        $ 906
Savings accounts                                      26,094     4.16%         540         19,432     4.96%          477
Time deposits                                         38,443     5.33%       1,019         40,431     5.41%        1,086
Federal funds purchased, notes payable
   and other (3)                                       8,226     2.44%         100          1,489     2.66%           19
- - -------------------------------------------------------------------------------------------------------------------------
Total  Interest-bearing                              118,002     3.86%       2,266        113,725     4.41%        2,488
- - -------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Transaction accounts                                  29,163                               25,565
Other liabilities                                      2,657                                1,773
- - -------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    149,822                              141,063
Shareholders' Equity:
Common stock                                           8,868                                8,148
Retained earnings                                      4,476                                7,023
Unrealized gain / (loss)  on investment
   securities                                             17                                 (389)
- - -------------------------------------------------------------------------------------------------------------------------
Total Shareholders Equity                             13,361                               14,782
- - -------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
   shareholders' equity                            $ 163,183                            $ 155,845
- - -------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                        $ 4,160                               $ 3,724
- - -------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
   interest-earning assets                                      10.14%                               10.41%
Interest expense as a percentage of average
   interest-earning assets                                      (3.58%)                              (4.17%)
- - -------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              6.56%                                6.24%
- - -------------------------------------------------------------------------------------------------------------------------



(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $614,000 and $577,000 for the six months ended June 30, 1996, and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

(3) Interest expense has been reduced by capitalized interest on real estate projects of approximately $0 and $55,000 for the six month periods ended June 30, 1996 and 1995, respectively.

    Changes in the interest margin can be attributed to changes in the yield on interest earning assets, the rate paid on interest bearing liabilities, as well as changes in the volume of interest earning assets and interest bearing liabilities. The following table presents the dollar amount of certain changes in interest income and expense for each major component of interest earning assets and interest bearing liabilities and the difference attributable to changes in average rates and volumes for the periods indicated.
    VOLUME/RATE ANALYSIS
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
(IN THOUSANDS)
FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED
TO 1995                                              VOLUME      RATE    TOTAL
- - -------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                   660     (697)     (37)
Investment securities                                  (14)      (27)     (41)
Federal funds sold and other                           (18)       (4)     (22)
- - -------------------------------------------------------------------------------
Total                                                   628     (728)    (100)
- - -------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                   (56)     (100)    (156)
Savings accounts                                         64      (78)     (14)
Certificates of deposit                                (42)      (54)     (96)
Federal funds purchased, notes payable and other         44       (1)       43
- - -------------------------------------------------------------------------------
Total                                                    10     (233)    (223)
- - -------------------------------------------------------------------------------
Increase (decrease) in net interest income              618     (495)      123
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
(IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 1996  COMPARED
TO 1995                                              VOLUME      RATE    TOTAL
- - -------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:

Loans                                                   352     (147)      205
Investment securities                                    24       (9)       15
Federal funds sold and other                            (1)       (5)      (6)
- - -------------------------------------------------------------------------------
Total                                                   375     (161)      214
- - -------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                  (113)     (186)    (299)
Savings accounts                                        116      (53)       63
Certificates of deposit                                (53)      (14)     (67)
Federal funds purchased and other                        82       (1)       81
- - -------------------------------------------------------------------------------
Total                                                    32     (254)    (222)
- - -------------------------------------------------------------------------------
Increase (decrease) in net interest income              343        93      436
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.
(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.
     Net interest income before the provision for loan losses was $1,972,000 for the second quarter of 1996 as compared to $1,849,000 for the comparable period of 1995, an increase of $123,000 or 6.7%. This increase was primarily attributable to lower rates paid on interest-bearing deposit accounts. The
Company's net interest margin in the second quarter of 1996 (based on average interest earning assets) was 6.18% as compared to 6.07% for the same period in
1995.
                                          14

Average interest earning assets grew 4.9% between the second quarter 1996 and the second quarter of 1995 while interest-bearing liabilities grew 2.5% over the same period.

Net interest income before the provision for loan losses for the first six months of 1996 was $4,160,000 as compared to $3,724,000 for the comparable period of 1995, an increase of $436,000 or 11.7%. This increase was primarily attributable to lower rates paid on interest-bearing deposit accounts as well as an increase in the number of loans on the Company's books. The Company's net interest margin for the six month period ended June 30, 1996 (based on average interest-earning assets) was 6.56% as compared to 6.24% for the same period in 1995. Average interest-earning assets grew 5.9% for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 while interest-bearing liabilities grew 3.8% over the comparable periods. The Company's earning asset mix changed very little between comparable periods.


     INTEREST EARNING ASSET MIX

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE SIX MONTHS ENDED  JUNE 30,           1996                   1995
- - -------------------------------------------------------------------------------
                                      Average    Percent    Average     Percent
                                      Balance   of Total    Balance    of Total
- - -------------------------------------------------------------------------------
Interest-Earning Asset Mix:
Loans                                $ 96,846     75.99%   $ 90,508      75.21%
Investment securities                  28,945     22.71%     28,158      23.40%
Federal funds sold and other            1,650      1.30%      1,674       1.39%
- - -------------------------------------------------------------------------------
Total Interest-earning Assets         127,441     100.0%  $ 120,340      100.0%
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


     Average interest-earning assets for the six months ended June 30, 1996 increased to $127,441,000 from $120,340,000 for the comparable period in 1995. Average loans increased by $6,338,000 to $96,846,000 representing 75.99% of average interest-earning assets for the first six months of 1996, compared to $90,508,000 or 75.21% for the first six months of 1995. The yield on average loans declined to 11.41% at June 30, 1996, from 11.79% at June 30, 1995, due primarily to a lower Prime lending rate, the rate to which most of the Company's floating rate loans are tied.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short term investments. These investments are maintained to meet the liquidity requirements of the Company as well as pledging requirements on certain deposits, and typically have a lower yield than loans. The yield on investments decreased to 6.16% for the period ended June 30, 1996, from 6.25% in the comparable period in 1995.

     Average interest-bearing liabilities for the six months ended June 30, 1996 increased to $118,002,000 from $113,725,000 for the comparable period in 1995 an increase of $4,277,000 or 3.76%. The primary reason for the increase was the result of RSC assuming the debt on several real estate projects that were dissolved during the first six months of 1996. As a result, federal funds purchased, notes payable and other increased by $6,737,000 in 1996 compared to the same period in 1995. For the first six months ended June 30, 1996, the average interest rate paid on interest-bearing liabilities declined to 3.86% from an average rate of 4.41% paid during the first six months of 1995.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan originations and servicing, depositor service charges), as well as from the Bank's two subsidiaries RSC and RIA.

     OTHER INCOME

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
(IN THOUSANDS)                         ENDED JUNE 30,           ENDED JUNE 30,
- - -------------------------------------------------------------------------------
                                         1996      1995         1996      1995
- - -------------------------------------------------------------------------------
Other Income:
Income from investments in real
   estate partnerships                 $    -      $217       $    -      $383
Gain on sale of SBA loans                 573       235          888       363
Depositor service charges                  85        65          161       136
Income from investment management
   services                               162       124          326       237
Gain on sale of securities                  -         -            -      (25)
Gain on sale of assets                      4         -            9         -
Servicing fees on loans sold               81        76          139       156
Other                                     157        62          252       114
- - -------------------------------------------------------------------------------
Total                                  $1,062      $779       $1,775    $1,364
- - -------------------------------------------------------------------------------
(Income from RSC and RIA in these consolidated financial statements is included in noninterest income.  A further discussion of RSC and RIA is set forth below.)

     During the second quarter of 1996, the Company recognized noninterest income of $1,062,000 compared to $779,000 for the same period during 1995 an increase of $283,000 or 36.3%. For the first six months of 1996, noninterest income was $1,775,000 compared to $1,364,000 for the first six months of 1995, an increase of $411,000 or 30.1%. These increases are attributable to increases in almost all noninterest income categories with the exception of income from investments in real estate, with the greatest increases coming from income from the sale of SBA loans (see "SBA Loan Origination & Sales") as well as income from investment management services loans (see "Regency Investment Advisors").

     SBA LOAN ORIGINATION & SALES

     The Bank originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan. The Bank then sells the guaranteed portion of the loan in the secondary market while retaining the unguaranteed portion of the loan as well as the ongoing servicing. Income from the sale of the guaranteed portion is affected by the timing and volume of sales (when loans are funded and available for sale), as well as the premium paid in the secondary market. The premium paid in the secondary market is further affected by the rate and terms of the loan as well as the yield curve.

     During the quarter ended June 30, 1996, the Company recognized gains on sale of SBA loans of $573,000, an increase of $338,000 from $235,000 in the comparable period of 1995. For the six months ended June 30, 1996 gains on sale of SBA loans were $888,000 compared to $363,000 during the first six months of 1995, an increase of $525,000. These increases were primarily the result of timing related to the number and volume of loans available for sale in the respective periods as well as higher premiums recognized in 1996.

     An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the second quarter ended June 30, 1996, servicing income totaled $81,000, an increase of $5,000 from income of $76,000 during the quarter ended June 30, 1995. For the the six months ended June 30, 1996, servicing income totaled $139,000, a decline of $17,000 compared to $156,000 of servicing income during the first six months of 1995. The servicing income decline for the first six months was the result of payoffs of older SBA loans resulting in a slight decrease in the overall size of the servicing portfolio.

     REGENCY SERVICE CORPORATION (RSC)

     The Bank's wholly owned subsidiary, Regency Service Corporation ("RSC"), has engaged in real estate development activities since 1986. Such activities, which typically involve the acquisition, development and sale of residential real properties (but which sometimes involve the sale of properties prior to development), historically have been structured as limited partnerships in which RSC is the limited partner and a local developer is the general partner. Partnerships are accounted for under the equity method.

     The FDIC has adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 regarding real estate investment and development activities of insured state banks and their majority-owned subsidiaries. Under the new FDIC regulations, banks must divest of their real estate development investments as quickly and as prudently as possible, but in no event later than December 19, 1996, and must submit a plan to the FDIC regarding the divestiture of such investments. Such regulations also permit banks to apply for the FDIC's consent to continue certain real estate development activities and/or to file for an extension to continue divestiture beyond December 19, 1996. RSC has filed a request with the FDIC to continue its divestiture beyond December 19, 1996, however, as of the date of this report the Company has not received written approval for such continuation.

     To comply with these regulations RSC has undertaken business strategies designed to reduce the Company's involvement in real estate development through its subsidiary as quickly and as prudently as possible. RSC's first challenge in meeting its divestiture obligations has involved the modification of the original structure of its partnerships. As stated in the first paragraph, most of the properties RSC has invested in have been through limited partnerships. Under the limited partnership structure, the general partner conducts the activities of and manages the partnership. Due to this structure, RSC has not had direct day to day control or decision making capability in regard to substantially all of the properties in which it has been a limited partner investor.

     During the second quarter of 1996, RSC continued to aggressively pursue divestiture of its remaining real estate projects through various transactions. As of June 30, 1996, RSC had dissolved or closed out all but three partnerships which resulted in sole ownership of six of the projects. These projects are accounted for under the consolidation method. During June 1996, RSC completed the sale of phases II and III of its Blackhorse III subdivision. As a result of this transaction, RSC was able to retire debt of $714,000, while reducing assets by $2,150,000. To facilitate this transaction, RSC recorded a loan of $310,000 to the purchaser. This transaction resulted in a loss of $295,000. Due to the nature of the transaction the loan has been placed on nonaccrual and will be accounted for by the cost recovery method.

     For the second quarter ended June 30, 1996, the net loss from investments in real estate projects amounted to $85,000, compared to income of $217,000 in the second quarter ended June 30, 1995, a decline of $302,000. The decline resulted from the sale of properties at a loss. Actual losses from investments in real estate projects amounted to $729,000. These losses were offset by a $644,000 reduction in RSC's allowance for real estate losses. For the first six months of 1996 the net loss from investments in real estate projects amounted to $182,000, compared to income of $383,000 for the first six months of 1995, a decline of $565,000. Actual losses from investments in real estate projects amounted to $1,125,000. These losses were offset by a $943,000 reduction in RSC's allowance for real estate losses.

     On a stand alone basis, RSC's activities reduced the Company's overall pre-tax income by $770,000 in the first six months of 1996. This amount includes all of the costs of operating RSC during this period, including operating costs such as legal, accounting, project management expense, salaries and the $182,000 in losses from the sale of real estate mentioned above. These operating expenses have been consolidated with similar operating expenses in the Company's income statement and noninterest expense table above.

     During the second quarter of 1996, the Company completed its analysis of amounts owing under RSC's project management service agreement with Peachwood Park, a California Limited Partnership, wherein McDonald Construction Inc., a corporation owned by the Company's Chairman, Gary L. McDonald, serves as general partner. As a result of this analysis, the Company determined that the contract with Peachwood should be cancelled through a termination agreement and a new contract should be entered into that delineates the current divestiture of RSC projects and other obligations of the parties which were not covered by the prior agreement. On April 1, 1996, RSC entered into a new contract for management services with Gary L. McDonald Real Estate and Development Company, a California corporation owned by the Company's Chairman Gary L. McDonald. Copies of the agreements are attached as exhibits
10.1 and 10.2 to this Form 10-Q and the foregoing description of the agreements is qualified by reference thereto. The Company also determined that it owed Peachwood Park approximately $434,300 which was paid by a one-time payment of $56,700 related to termination of the prior agreement and reversal of a $377,600 receivable, which had been reserved for as described in detail in the Company's annual financial statements for the year ended December 31, 1995.

     Additional discussion of loans made by RSC to its partnerships and, in general, of the Company's investment in RSC is contained in this report under the headings, "Nonperforming Loans" and "Investments in Real Estate".

     REGENCY INVESTMENT ADVISORS  (RIA)

     The Bank's wholly-owned subsidiary, Regency Investment Advisors ("RIA"), was formed in August 1993 through the acquisition by the Bank of the assets, including the client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice, to individuals and corporate clients for an annual fee that varies depending upon the size of a client account.

     Income from RIA for the second quarter 1996 increased to $162,000 from $124,000 in the same period of 1995, an increase of $38,000. For the first six months of 1996, income from RIA was $326,000, an increase of $89,000 or 37.6% from income of $237,000 for the first six months of 1995. Due to acquisition costs as well as overhead expense incurred after acquisition, RIA has posted a net loss on a stand alone basis since inception, however, in the six month period ended June 30, 1996, RIA posted net pre-tax income of $6,000 compared to a net pre-tax loss of ($57,000) in the first six months of 1995.

     As of June 30, 1996, RIA had $69.0 million in assets under management, an increase of $23.6 million compared to $45.4 million as of June 30, 1995. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     OTHER EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

     OTHER OPERATING EXPENSE TO AVERAGE ASSETS

- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE THREE MONTHS ENDED  JUNE 30,            1996                         1995
- - ------------------------------------------------------------------------------------------
                                                  Percent of                    Percent of
                                                     Average                       Average
                                       Amount         Assets         Amount         Assets
- - ------------------------------------------------------------------------------------------
Other Expense:
Loss from investments in real
   estate partnerships                 $   85          0.21%         $    -              -
Salaries and related benefits           1,075          2.65%          1,075          2.73%
Occupancy                                 401          0.99%            298          0.76%
FDIC insurance and regulatory
   assessments                             16          0.04%             79          0.20%
Marketing                                 121          0.30%             89          0.23%
Professional services                     269          0.66%            151          0.38%
Director's fees and expenses               92          0.23%             67          0.17%
Management fees for real estate
   projects                               154          0.38%             94          0.24%
Other                                     410          1.01%            298          0.75%
- - ------------------------------------------------------------------------------------------
TOTAL                                  $2,623          6.46%         $2,151          5.46%
- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------


    For the second quarter ended June 30, 1996, other expenses increased 22.0% or $472,000 to $2,623,000, up from $2,151,000 during the comparable period in 1995. The primary cause of the increase was due to losses from investments in real estate, higher fees for professional services (legal and accounting), directors fees and expenses, and marketing expense. Management fees for real estate projects increased to $154,000 in the second quarter of 1996 from $94,000 in the second quarter of 1995 primarily as a result of a one-time charge of $56,700 related to the termination of RSC's previous management contract with Peachwood Park. Additionally, the Company recognized a one-time charge of $140,000 (reflected above in the Other category) related to the cancellation of an option to purchase the property immediately contiguous to the Company's headquarters facility owned by the Company's Chairman, Gary L. McDonald and his wife. When compared to average assets for the respective periods, other expenses increased to 6.46% versus 5.46% in 1995.

OTHER OPERATING EXPENSE TO AVERAGE ASSETS




- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE SIX MONTHS ENDED  JUNE 30,             1996                         1995
- - ------------------------------------------------------------------------------------------
                                                 Percent of                    Percent of
                                                    Average                       Average
                                      Amount         Assets         Amount         Assets
- - ------------------------------------------------------------------------------------------
Other Expense:
Loss from investments in real
   estate partnerships                $  182          0.22%         $    -              -
Salaries and related benefits          2,186          2.69%          2,179          2.82%
Occupancy                                793          0.98%            556          0.72%
FDIC insurance and regulatory
   assessments                            32          0.04%            159          0.21%
Marketing                                211          0.26%            164          0.21%
Professional services                    423          0.52%            272          0.35%
Director's fees and expenses             168          0.21%            134          0.17%
Management fees for real estate
   projects                              233          0.29%            174          0.23%
Other                                    737          0.91%            585          0.75%
- - ------------------------------------------------------------------------------------------
TOTAL                                 $4,965          6.12%         $4,223          5.46%
- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------


    For the six months ended June 30, 1996, other expenses increased 17.6% or $742,000 to $4,965,000, up from $4,223,000 during the comparable period in 1995. The primary cause of the increase was due to losses from investments in real estate as well as higher fees for professional services (legal and accounting), directors fees and expense, and management fees for real estate projects. When compared to average assets for the respective periods, other expenses increased to 6.12% versus 5.46% in 1995.

    Salaries and benefits expense increased by only $7,000 or 0.32% in the six month period ended June 30, 1996 as compared to the first six months of 1995. Occupancy expense increased by $237,000 or 42.6% for the first six months of 1996 compared to the same period in 1995, primarily due to the sale and leaseback transaction involving the Company's headquarters facility completed in the third quarter of 1995. As a result of the transaction, the Company now leases its facility at 7060 N. Fresno Street, Fresno, CA. As part of the transaction, the Company recorded a loan to the buyer of the property. The resulting increase in interest income from the loan offsets the higher rental expense reflected as part of the occupancy expense number shown above.

    FDIC insurance and regulatory assessments declined by $127,000 or 79.9% in the first six months of 1996 compared to the same period in 1995 due to lower insurance premiums charged by the FDIC.

    BALANCE SHEET ANALYSIS

    Total assets decreased by $1,413,000 or 0.86% between December 31, 1995 and June 30, 1996. The Company's loan portfolio increased by $2,973,000 or 3.06% primarily as a result of $4,060,000 in loans made by RSC to facilitate the sale of three of its partnerships. Deposits declined during the second quarter of 1996 by $3,023,000 or 2.1%, primarily due to seasonal fluctuations in the Bank's deposit base.

    LOANS

    The Company's loans are primarily made within its defined market area of Fresno and Madera counties. During the first quarter of 1995, the Company opened an SBA loan production office in Modesto and additionally employs business development officers targeting businesses in the northern and southern San Joaquin Valley for SBA loans as well.

    Commercial loans, including SBA loans, comprised approximately 52.7% of the Company's loan portfolio at June 30, 1996. These loans are generally to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most commercial loans is cash
flow from the primary business.   Additional collateral in the form of real
estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

    Real Estate Construction lending comprised 27.1% of the Company's loan portfolio at June 30, 1996, consisting of loans primarily for the construction of single family residential housing. Loans in this category may be to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. Such loans also contain $5.0 million in loans RSC has made to its partnerships or to facilitate the sale of a project. The majority of construction loans have floating rates tied to either the national Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent on the residential real estate market, principally from the sale of the property. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

    Real Estate Mortgage loans comprised 11.7% of the loan portfolio at June
30, 1996, and are made up of (62%) non-residential properties and (38%) single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent on the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

    Consumer installment loans represented the remainder of the loan portfolio at June 30, 1996, comprising 8.5% of total loans. This category includes traditional Consumer Installment Loans (51%), Home Equity Lines of Credit (41%), Leases (1%), and Visa Card Loans (7%). Consumer installment loans are generally secured by second trust deeds on single-family residences, while Visa Cards are unsecured.

    RISK ELEMENTS

    The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio. Additionally, management believes its ability to manage portfolio credit risk is enhanced by the knowledge of the Bank's service area by the lending personnel and Board of Directors.

    NONPERFORMING LOANS

    The Company's current policy is to cease accruing interest when a loan becomes 90-days past due as to principal or interest; when the full, timely collection of interest or principal becomes uncertain; or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying
for return to accrual status.   Generally, a loan may be returned to accrual
status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection.

    At June 30, 1996, nonaccrual loans amounted to $3,885,000 or 3.85% of total loans compared to $3,920,000, also 3.85%, at March 31, 1996 and $581,000 or .60%
at December 31, 1995. Other real estate owned was $381,000 at June 30, 1996 compared to $341,000 at March 31, 1996 and December 31, 1995. As previously discussed, the primary reason for the increase in nonperforming loans during the first six months of 1995 is related to three loans made to facilitate the sale of RSC properties. During the first quarter of 1996, two loans totaling $3,750,000 were made to facilitate the sale of RSC properties, while during the second quarter an additional loan of

$310,000 was made to facilitate the sale of a third property. During the second quarter of 1996, these loans were paid down by $332,000 as interest paid, as well as principal reductions, were credited entirely toward the principal
balance.   Management expects these loans will appear in the nonperforming category until the properties underlying the loans are substantially sold out, currently estimated to be between 18 and 30 months.

Following is a table presenting the Nonperforming loans for the period between December 31, 1995 and June 30, 1996.

    NONPERFORMING ASSETS

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                                   JUNE 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT PERCENTAGES)                     1996               1995
- - -------------------------------------------------------------------------------
Nonperforming Assets:
Nonaccrual RSC loans                                $ 3,728              $ 505
Nonaccrual bank loans                                   127                 76
Restructured loans                                        -                  -
- - -------------------------------------------------------------------------------
Nonperforming loans                                   3,855                581
Other real estate owned                                 381                341
- - -------------------------------------------------------------------------------
Total nonperforming assets                            4,236                922
- - -------------------------------------------------------------------------------
Accruing loans 90 days past due                         179                725
- - -------------------------------------------------------------------------------
Total loans before allowance for losses             100,110             97,137
Total assets                                        162,269            163,682
Allowance for possible credit losses                (1,690)            (1,784)
- - -------------------------------------------------------------------------------
Ratios:
Nonperforming loans to total loans consolidated       3.85%               .60%
Nonperforming loans to total loans bank only
   (excluding RSC loans)                               .13%               .08%
Nonperforming assets to:
Total loans                                           4.23%               .95%
Total loans and OREO                                  4.22%               .95%
Total assets                                          2.61%               .56%
Allowance for possible credit losses to total
   nonperforming assets                              39.90%            193.50%
- - -------------------------------------------------------------------------------


     Under the provisions of SFAS No. 114 and SFAS No. 118, the Company has analyzed its loan portfolio. As of June 30, 1996, the amount of impaired loans was not significant.

     ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based on information currently available to analyze credit loss potential, including: (a) the loan portfolio growth in the period, (b) a comprehensive grading and review of new and existing loans outstanding, (c) actual previous charge-offs, and (d) changes in economic conditions.

     The allowance for credit losses totaled $1,690,000 or 1.69% of total loans at June 30, 1996, compared to $1,784,000 or 1.84% at December 31, 1995. The decrease is the result of net charge-offs totaling $94,000 during the first six months of 1996 with no additional provision deemed necessary. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1995 and June 30, 1996.

- - ------------------------------------------------------------
IN THOUSANDS
- - ------------------------------------------------------------
Balance, December 31, 1995                            $1,784
- - ------------------------------------------------------------
Provision charged to expense                               -
Loans charged off                                       (165)
Recoveries                                                71
- - ------------------------------------------------------------
Balance, June 30, 1996                                $1,690
- - ------------------------------------------------------------
- - ------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of six projects and is a limited partner in three projects. As of June 30, 1996, the Company had an equity investment of $16,343,000 invested in these partnerships and projects compared to $17,954,000 at December 31, 1995. In addition, RSC has loans totaling $5,009,000, including one loan to a partnership and three loans to facilitate the sale of projects which have been classified as construction loans on the consolidated balance sheet. Approximately, $3,728,000 of these
loans have been placed on nonaccrual status.   As a result of the dissolution of
several RSC partnerships, RSC has become the 100% owner of several projects. As a result of these transactions, the assets and liabilities of RSC now reflect not only RSC's equity investment, but the total assets and liabilities of the acquired projects as well. See "Regency Service Corporation" for further discussion of these issues.

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in
overall deposit balances.   In order to assist in meeting its funding needs, the
Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of June 30, 1996, the Bank held no brokered time deposits and had no outstanding borrowings from correspondent banks.

The following table presents the composition of the deposit mix for the period ending June 30, 1996, and December 31, 1995, respectively:

- - -------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------
IN THOUSANDS                                      JUNE 30, 1996                  DECEMBER 31, 1995
- - -------------------------------------------------------------------------------------------------------
                                                          Percent of                        Percent of
                                             Amount   Total Deposits           Amount   Total Deposits
- - -------------------------------------------------------------------------------------------------------
Deposits:
Noninterest-bearing transaction accounts    $31,677           22.51%          $32,672           22.73%
Interest bearing deposits:                   67,093           47.68%           75,539           52.55%
Time deposits:
  Under $100,000                             16,492           11.72%           12,229            8.51%
  $100,000 and over                          25,460           18.09%           23,305           16.21%
- - -------------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits             109,045           77.49%          111,073           77.27%
- - -------------------------------------------------------------------------------------------------------
Total Deposits                             $140,722           100.0%         $143,745           100.0%
- - -------------------------------------------------------------------------------------------------------


    During the first six months of 1996 total deposits declined by $3,023,000 or 2.1% to $140,722,000 at June 30, 1996 compared to $143,745,000 at December
31, 1995. The decline was the result of a shift in lower rate savings and money market deposits into higher yielding time deposits and competitive pressures from non-bank competition (money market mutual funds and brokerage accounts), as well as seasonal fluctuations in the banks deposit portfolio.

    LIQUIDITY

    Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains lines of credit with two correspondent banks for up to $9,000,000 available on a short-term basis. Additionally, the Bank generally maintains a portfolio of SBA loans either available for sale or in its portfolio that could be sold should additional liquidity be required.

    INTEREST RATE SENSITIVITY

    Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. To achieve this goal, the Bank prices the majority of its interest-bearing liabilities at variable rates. At the same time, the majority of its interest-earning assets are also priced at variable rates, the majority of which float with the Prime Rate. This pricing structure tends to stabilize the net interest margin percentage earned by the Bank.

The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, and the cumulative interest rate sensitivity gap ratio.

- - ----------------------------------------------------------------------------------------------------------------------------------
                                                             Next Day    After Three          After
                                                           But Within         Months       One Year
(IN THOUSANDS, EXCEPT PERCENTAGES)                              Three     But Within     But Within          After
AS OF JUNE 30, 1996                        Immediately         Months      12 Months     Five Years     Five Years          Total
- - ----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans (1)                                       42,150         33,744          9,008          6,861          4,492         96,255
Investment securities and other                      -          5,899          5,298          8,982          7,526         27,705
- - ----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                            42,150         39,643         14,306         15,843         12,018        123,960
- - ----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts           44,097              -              -              -              -         44,097
Savings accounts                                20,481          2,515              -              -              -         22,996
Time deposits                                        -         15,278         21,978          4,609             87         41,952
Federal funds purchased                              -              -              -              -              -              -
- - ----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities              64,578         17,793         21,978          4,609             87        109,045
- - ----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                 (22,428)         21,850        (7,672)         11,234         11,931
Cumulative gap                                (22,428)          (578)        (8,250)          2,984         14,915
Cumulative gap percentage to interest
   earning assets                             (18.09%)         (.47%)        (6.66%)          2.41%         12.03%
- - ----------------------------------------------------------------------------------------------------------------------------------


(1) Amounts exclude unearned discounts and loan fees of approximately $902,000 as well as nonaccrual loans of $3,855,000.

    The above table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. Additionally, this table does not take into consideration changing balances in forward periods as a result of normal amortization, principle paydowns, changes in deposit mix or other such movements of funds as a result of changing interest rate environments.

    CAPITAL RESOURCES

    The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0%, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than other permit maintenance of capital at less than the 8.0% ratio.

    The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible
assets and certain other adjustments.   However, no more than 25% of the
Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

    The Board of Governors also adopted a 3.0% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments).

    The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks.

The table below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1996.

- - -------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS
(IN THOUSANDS)                          COMPANY                      BANK
- - -------------------------------------------------------------------------------
                                 Amount        Ratio         Amount      Ratio
- - -------------------------------------------------------------------------------
Risk-Based Capital Ratio:
Total Capital                  $ 13,778       10.83%       $ 12,959     10.19%
Tier 1 Capital                   12,186        9.57%         11,357      8.94%
Total Risk-Adjusted Assets      127,277                     127,057
- - -------------------------------------------------------------------------------
Leverage Ratio:
Tier 1 Capital                   12,186        7.51%         11,357      7.01%
Average Total Assets            162,253                     162,087
- - -------------------------------------------------------------------------------

     As indicated in the table above, at June 30, 1996, the Company's capital ratios exceed the minimum capital levels required by current federal regulations. Management believes based upon currently available information that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

     On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

     Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may be taken in order to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

     RETURN ON EQUITY  AND ASSETS

The following table sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. Also indicated is the Company's dividend payout ratio. (For purposes of calculating average shareholders' equity as used in these ratios, unrealized losses on the Company's available-for-sale securities portfolio have been included and the percentages shown have been annualized).

- - -------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                     ENDED JUNE 30, 1996    ENDED JUNE 30, 1996
- - -------------------------------------------------------------------------------
                                         1996      1995           1996    1995
- - -------------------------------------------------------------------------------
Return on average assets                 .59%      .71%           .69%    .65%
- - -------------------------------------------------------------------------------
Return on average shareholders'
   equity                               7.25%     7.47%          8.43%   6.85%
- - -------------------------------------------------------------------------------
Average shareholders' equity to
   average assets                       8.09%     9.48%          8.19%   9.48%
- - -------------------------------------------------------------------------------
Dividend payout ratio                  45.84%    30.72%         38.96%  34.13%
- - -------------------------------------------------------------------------------

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

          (a) The 1996 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 21, 1996.

          (b) Proposal No. 1. To elect directors. The following eight directors, all of whom are incumbent directors, and Mrs. Joann Price as the employee director nominee were elected at the annual meeting by the following vote:

                                                            Votes Against
                                        Votes For           or Withheld
               ----------------------------------------------------------
               Joseph L,  Castanos      1,205,735           4,525
               Steven F. Hertel         1,205,735           4,525
               Roy Jura                 1,205,735           4,525
               Gary McDonald            1,205,735           4,525
               Barbara Palmquist        1,205,735           4,525
               David N. Price           1,205,735           4,525
               Joann Price              1,205,735           4,525
               Daniel R. Suchy          1,205,735           4,525
               Waymon E. Watts          1,205,735           4,525

               (c) Proposal No. 2. To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1996 fiscal year.

                    Votes for - 1,184,075    Votes against or withheld - 2,536

               (d) Proposal No. 3. To approve the Amendments to the 1990 Regency Bancorp Stock Option Plan.

                    Votes for - 645,814      Votes against or withheld - 35,122

               (e)  Proposal No.4. To approve the Regency Bancorp
                    Indemnification Agreements.

                    Votes for - 784,442      Votes against or withheld - 31,274

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

     (3.1) Articles of Incorporation, as amended, dated June 9, 1994, incorporated by reference from exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

     (3.2) Bylaws, as amended, incorporated by reference from exhibit 3.2 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

   *(10.1) Contract Termination Agreement, dated April 1, 1996, by and between Regency Service Corporation, a California corporation, and Peachwood Park, a California limited partnership, (Gary L. McDonald Construction Inc. general partner).

   *(10.2) Project Management Agreement, dated April 1, 1996, by and between Regency Service Corporation, a California corporation, and Gary
               L. McDonald Real Estate and Development Co., a California Corporation, for project managerial services related to real estate development activities conducted by RSC.

   *(10.3)     Form of Indemnification Agreement

    (10.4) Lease agreement dated May 13, 1996 for premises located at 126 'D' Street, Madera, California.

   *(10.5)     Regency Bancorp 1990 Stock Option Plan, as amended.

    (27.1)     Financial Data Schedule


* Denotes management contracts, compensatory plans or arrangements.


               (b) Reports on Form 8-K

               The Company filed a Form 8-K dated April 26, 1996 in which it reported the Company had declared a $.06 per share cash dividend payable to shareholders of record on April 26, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        REGENCY BANCORP



Date: ______________________________    By:___________________________________
                                           Steven F. Hertel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: ______________________________    By: __________________________________
                                            Steven R. Canfield
                                            Executive Vice President and
                                            (Chief Financial Officer and
                                            Accounting Officer)

                                    EXHIBIT INDEX


EXHIBIT                                                            SEQUENTIAL
NUMBER    DESCRIPTION                                             PAGE NUMBER

*10.1     Contract Termination Agreement, dated April 1, 1996,        34 - 39
          by and between Regency Service Corporation, a California corporation, and Peachwood Park, a California limited partnership, (Gary L. McDonald
          Construction Inc., general partner.

*10.2     Project Management Agreement, dated April 1, 1996, by       40 - 64
          and between Regency Service Corporation, a California corporation, and Gary L. McDonald Real Estate and
          Development Co., a California Corporation, for project managerial services related to real estate development activities conducted by RSC.

*10.3     Form of Indemnification Agreement                           65 - 77

10.4      Lease agreement dated May 13, 1996 for premises located     78 - 96
          at 126 "D" street.

*10.5     Regency Bancorp 1990 Stock Option Plan, as amended         97 - 116

* Denotes management contracts, compensatory plans or arrangements.