Form 10-Q
period 1996-09-30
REGENCY BANCORP
filed 1996-11-14
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           September 30, 1996         .
                                     ------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to              .
                                    -------------    -------------


                        COMMISSION FILE NUMBER  33-82150
                                                --------

                                 REGENCY BANCORP
                                 ---------------
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                            77-0378956
             ----------                            ----------
          (State or other jurisdiction of          (I.R.S. Employer
          Incorporation or organizations)          Identification No.)

       7060 N. FRESNO STREET, FRESNO, CALIFORNIA              93720
       ------------------------------------------             -------
          (Address of principal executive offices)          (Zip code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (209) 438-2600.
                                                           --------------
                                     None
                                     ----
    (Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .
                                                    -----     -----

As of November 14, 1996, the registrant had 1,818,160 shares of Common Stock outstanding.

The Exhibit Index is located on page 33.

This report contains a total of 35 pages of which this is page one.

                        REGENCY BANCORP AND SUBSIDIARIES

PART  I                    FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------------------------------------------
          CONSOLIDATED BALANCE SHEET                                                        (UNAUDITED)
 (IN THOUSANDS)                                                                      SEPTEMBER 30, 1996          DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                                      $  11,008                     $ 8,925
 Federal funds sold                                                                               7,000                           -
-----------------------------------------------------------------------------------------------------------------------------------
 Total Cash and Equivalents                                                                      18,008                       8,925
-----------------------------------------------------------------------------------------------------------------------------------
 Interest bearing deposits in other banks                                                             3                           3
 Securities available-for-sale                                                                   28,334                      31,750
-----------------------------------------------------------------------------------------------------------------------------------
 Loans                                                                                          102,677                      97,137
 Allowance for credit losses                                                                    (1,650)                     (1,784)
 Deferred loan fees & discounts                                                                 (1,053)                       (824)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Loans                                                                                       99,974                      94,529
-----------------------------------------------------------------------------------------------------------------------------------
 Investments in real estate                                                                      13,750                      17,954
 Other real estate owned                                                                            569                         341
 Cash surrender value of life insurance                                                           2,868                       2,764
 Premises and equipment, net                                                                      2,272                       2,339
 Accrued interest receivable and other assets                                                     5,036                       5,077
-----------------------------------------------------------------------------------------------------------------------------------
 Total Assets                                                                                 $ 170,814                   $ 163,682
-----------------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
 Noninterest bearing transaction accounts                                                      $ 34,012                    $ 32,673
 Interest bearing transaction accounts                                                           47,438                      40,656
 Savings accounts                                                                                25,134                      34,882
 Time Deposits $100,000 or over                                                                  18,302                      23,305
 Other time deposits                                                                             27,182                      12,229
-----------------------------------------------------------------------------------------------------------------------------------
 Total Deposits                                                                                 152,068                     143,745
-----------------------------------------------------------------------------------------------------------------------------------
 Short term borrowings                                                                                -                           -
 Notes Payable                                                                                    2,730                       4,109
 Other liabilities                                                                                2,745                       2,886
-----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                            $ 157,543                   $ 150,740
-----------------------------------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
 Preferred stock, no par value;
   1,000,000 shares authorized;
    no shares issued or outstanding
 Common stock, no par value; 5,000,000
   shares authorized, 1,818,160
    shares issued and outstanding                                                                8,868                        8,868
 Retained earnings                                                                               4,544                        4,029
 Net unrealized gain (loss) on available-for-sale securities,
    net of  taxes  of ($102,000) in 1996 and $ 33,000 in 1995                                      (141)                         45
-----------------------------------------------------------------------------------------------------------------------------------
 Total  Shareholders' Equity                                                                     13,271                      12,942
-----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                                                   $ 170,814                   $ 163,682
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                         REGENCY BANCORP AND SUBSIDIARIES

Consolidated Statement of Income (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except for per common and equivalent share data)      For the three  months               For the nine  months
                                                                        ended September 30,                ended September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1996             1995               1996             1995
----------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
 Loans (including fees)                                             $ 2,884          $ 2,689          $ 8,380           $ 7,980
 Investment securities:
   Taxable                                                              430              519            1,272             1,346
   Tax exempt                                                            21               21               66                66
----------------------------------------------------------------------------------------------------------------------------------
 Total Investment  Interest Income                                      451              540            1,338             1,412
 Other                                                                   17               18               60                67
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Income                                                3,352            3,247            9,778             9,459
----------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits                                                 1,130            1,313            3,296             3,782
 Other                                                                   41               30              141                49
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Expense                                               1,171            1,343            3,437             3,831
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                  2,181            1,904            6,341             5,628
 Provision for credit losses                                              -              173                -               173
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income after
    provision for credit losses                                       2,181            1,731            6,341             5,455
----------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME
 Income from investments in real estate partnerships                      -                -                -                 -
 Gain on sale of SBA loans                                              231              227            1,119               590
 Depositor service charges                                               83               66              244               202
 Income from investment management services                             174              111              500               348
 Gain/(loss) on sale of securities                                        -                -                -              (25)
 Gain on sale of assets                                                   5                2               14                 2
 Servicing fees on loans sold                                            92               82              231               238
 Other                                                                   90              100              342               214
----------------------------------------------------------------------------------------------------------------------------------
 Total Noninterest Income                                               675              588            2,450             1,569
----------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE
 Loss (Gain) from investments in real estate partnerships               (12)             518              170               135
 Salaries and related benefits                                        1,154            1,129            3,340             3,308
 Occupancy & Equipment                                                  438              412            1,231               968
 FDIC insurance and regulatory assessments                               15              (3)               47               156
 Marketing                                                              117              116              328               280
 Professional Services                                                  178              126              601               398
 Director's fees and expenses                                            90               66              258               200
 Management fees for real estate projects                               126             (118)             359                56
 Other                                                                  265              265             1002               850
----------------------------------------------------------------------------------------------------------------------------------
 Total Noninterest Expense                                            2,371            2,511            7,336             6,351
----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                      485             (192)           1,455               673
 Provision for income taxes                                             203              (81)             613               282
----------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                                                      282             (111)             842               391
----------------------------------------------------------------------------------------------------------------------------------
 Net income per common and
    common equivalent share                                             .15             (.06)             .45               .21
 Shares used in computation                                           1,869            1,808            1,869             1,887
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
 FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                           Common           Common                            Net
                                                  Stock Number of            Stock      Retained       Unrealized
 (In thousands)                                            Shares           Amount      Earnings       Gain (Loss)          Total
----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994                                 1,711         $ 7,950        $ 7,017         $ (640)        $ 14,327
----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
    under stock option plan
 Issuance of common stock dividend                             11              19              -                              19
    including fractional shares                                86             866           (868)                             (2)
 Tax benefit of stock option transactions                       -              16                                             16
 Cash dividends                                                 -               -           (262)                           (262)
 Net change in unrealized gain (loss) on
    available-for-sale securities (net of
     taxes of $450,000)                                         -               -                           621              621
 Net Income                                                     -               -            391                             391
----------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1995                                1,808         $ 8,851        $ 6,278        $   (19)        $ 15,110
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                           Common         Common                             Net
                                                 Stock  Number of          Stock        Retained       Unrealized
 (In thousands)                                            Shares          Amount       Earnings     Gain (Loss)           Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                                 1,818         $ 8,868        $ 4,029        $    45         $ 12,942
-----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
    under stock option plan                                    -               -              -


 Cash dividends                                                -               -            (327)                           (327)


 Net change in unrealized gain (loss) on
    available-for-sale securities (net of
     taxes of $135,000)                                        -               -               -           (186)             (186)
 Net Income                                                    -               -             842                              842
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1996                               1,818           8,868           4,544           (141)           13,271
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                         REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE NINE MONTHS ENDED  SEPTEMBER 30,                                               1996                    1995
-----------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Increase (decrease) in cash equivalents:
 Net income                                                                                            $842                  $  391
 Adjustments:
 Provisions for credit losses                                                                             -                     173
 Provision for losses on real estate                                                                      -                     235
 Provision for OREO losses                                                                                -                      30
 Depreciation and amortization                                                                          535                     446
 Deferred income taxes                                                                                  490                    (164)
 (Increase) decrease in interest receivable and other assets                                            (92)                    324
 Increase in surrender value of life insurance                                                         (104)                    (98)
 Distributions of  income from real estate partnerships                                                 103                      55
 Equity in (income) loss of real estate partnerships                                                    (10)                    135
 (Increase) decrease in real estate held for sale                                                     6,417                       -
 (Gain)/loss on acquisition of partnerships                                                             (63)                   (695)
 Increase (decrease)  in other liabilities                                                             (566)                     25
 (Gain)/loss on sale of securities                                                                        -                    (590)
 Gain on sale of loans held-for-sale                                                                 (1,119)                  7,466
 Proceeds from sale of loans held-for-sale                                                           11,619                  (8,205)
 Additions to loans held-for-sale                                                                    (8,253)                   (267)
 Loss (gain) on sale of premises and equipment and OREO                                                  (1)                      3
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                                  9,798                    (739)
-----------------------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                                                          (12,109)                (16,001)
 Proceeds from sales of available-for-sale securities                                                 1,000                   3,105
 Purchases of held-to-maturity securities                                                                 -                  (5,886)
 Proceeds from maturities of available-for-sale securities                                           14,094                   8,812
 Proceeds from maturities of held-to-maturity securities                                                  -                   4,000
 Loan participations  purchased                                                                           -                    (750)
 Loan participations sold                                                                                 -                     810
 Net (increase) decrease in loans                                                                    (5,839)                   (665)
 Net decrease (increase) in other short-term investments                                                  -                  (3,801)
 Cash received through acquisition of partnerships                                                      441                       -
 Proceeds from sale of OREO                                                                             123                      76
 Capital contributions to real estate partnerships                                                     (397)                 (1,114)
 Capital distributions from real estate partnerships                                                  1,012                     687
 Payments towards the acquisition and development
     of investments in real estate                                                                        -                    (531)
 Purchases of premises and equipment                                                                   (357)                   (183)
 Proceeds from sale of premises and equipment                                                             -                   3,832
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                                 (2,032)                 (7,609)
-----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Net increase (decrease) in time deposits accounts                                                    9,949                   6,854
 Net increase (decrease) in other deposits                                                           (1,626)                  2,132
 Net increase (decrease) on short term borrowings                                                         -                       -
 Cash dividends paid                                                                                   (327)                   (262)
 Payments for fractional shares related to stock dividends                                                -                      (2)
 Payments on notes payable                                                                           (7,059)                   (151)
 Proceeds from notes payable                                                                            380                       -
 Proceeds from the issuance of common stock under                                                         -
    employee stock option plan                                                                            -                      19
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                                  1,317                   8,590
-----------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 9,083                     242
-----------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     8,925                   8,317
-----------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                       $ 18,008                 $ 8,559
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements
                                       5

                        REGENCY BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries (the "Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and its subsidiaries. The Bank has two wholly-owned subsidiaries, Regency Investment Advisors, Inc., a California corporation ("RIA"), which provides investment management and consulting services, and Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in the Fresno/Clovis area. All significant intercompany balances and transactions have been eliminated in consolidation.

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1995. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain items reflected on the consolidated statement of income and supporting schedules in prior periods have been reclassified to be consistent with the current presentation.

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


NOTE 3. - INVESTMENT SECURITIES


     During the period between December 31, 1995, and September 30, 1996, the Company recorded a net decrease in the value of its available-for-sale portfolio of $186,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity.
This change in value is primarily the result of higher interest rates in the bond market at September 30, 1996 as compared to rates at December 31, 1995.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

-------------------------------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES                  SEPTEMBER          DECEMBER 31,
                                                 30, 1996                  1995
-------------------------------------------------------------------------------
                                     Amortized      Fair   Amortized       Fair
 (In thousands)                           Cost     Value        Cost      Value
-------------------------------------------------------------------------------
 U.S. Treasuries                       $ 2,023    $ 2,018    $ 2,003    $ 2,005
 U.S. Government Agencies               17,104     16,903     20,474     20,459
 Mortgage-backed securities              7,686      7,606      7,655      7,685
 State and Political Subdivision         1,414      1,458      1,540      1,601
 Equity Securities                         349        349          -          -
-------------------------------------------------------------------------------
 Total                                $ 28,576   $ 28,334   $ 31,672   $ 31,750
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

At September 30, 1996 and December 31, 1995 the Company held no investment securities classified as held-to-maturity.

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in Item No. 7 - Management's Discussion and Analysis, Balance Sheet Analysis.

-------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)     SEPTEMBER 30, 1996    DECEMBER 31, 1995
-------------------------------------------------------------------------------
                                                   Percent              Percent
                                                        of                   of
                                                     Total                Total
                                          Amount     Loans     Amount     Loans
-------------------------------------------------------------------------------
 Commercial                             $ 58,400     56.9%   $ 54,150     55.7%
 Real estate mortgage                     12,190     11.9%     10,389     10.7%
 Real estate construction                 23,594     23.0%     23,706     24.4%
 Consumer and other                        8,493      8.3%      8,892      9.2%
-------------------------------------------------------------------------------
 Subtotal                                102,677    100.0%     97,137    100.0%
-------------------------------------------------------------------------------
 Less:
 Unearned discount                           632                  468
 Deferred loan fees                          421                  356
 Allowances for credit losses              1,650                1,784
-------------------------------------------------------------------------------
 Total loans, net                       $ 99,974             $ 94,529
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

As of September 30, 1996, there were $505,000 in SBA loans held-for-sale.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS Nos. 114 and 118 were effective for the Company as of January 1, 1995. They require the Company to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

          At September 30, 1996, the Bank's recorded investment in loans for which impairment has been recognized totaled $164,000. Included in this amount is $48,000 of impaired loans for which the related SFAS No. 114 allowance is $48,000, as well as $116,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a SFAS No. 114 allowance.


NOTE 5. - EARNINGS PER SHARE

          Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents (stock options) assumed to be outstanding during the year. All share and per share amounts have been adjusted retroactively to reflect the 5% stock dividend issued in 1995. As of September 30, 1996, and September 30, 1995, the Company had 1,869,000 and 1,887,000 total shares of common and common stock equivalents outstanding.

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

          During 1996, RSC continued to aggressively pursue divestiture of its remaining real estate projects through various transactions. During the quarter ended March 31, 1996, RSC dissolved a total of six partnerships and sold its investment in one property. As a result of these transactions, RSC obtained sole ownership of four projects, closed one project out completely and financed the sale of two properties. Additionally, the assets of RSC now reflect not only RSC's equity investment, but the total assets and liabilities of the acquired projects. The above transactions resulted in a net loss of $235,000. As of September 30, 1996, RSC's equity investment in the four partnerships acquired was $5,387,760.

The schedule below presents the condensed financial information of the four entities acquired as of the dates of acquisition:

-------------------------------------------------------------------------------
 ASSETS:
   Cash                                                                   $ 442
   Notes receivable                                                       2,025
   Land and real estate under construction                               10,031
   Other assets                                                             223
-------------------------------------------------------------------------------
 Total assets                                                            12,721
-------------------------------------------------------------------------------
 LIABILITIES:
   Notes payable                                                          5,300
   Accrued interest and other liabilities                                   425
-------------------------------------------------------------------------------
 Total Liabilities                                                        5,725
-------------------------------------------------------------------------------
 Equity                                                                 $ 6,996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 7. - SUPPLEMENTAL CASH FLOW INFORMATION

Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the nine months ended September 30, 1996:

-------------------------------------------------------------------------------
 (IN THOUSANDS)                                                   1996     1995
-------------------------------------------------------------------------------
 Cash paid during the period for:
   Interest on deposits and other borrowings                   $ 3,387  $ 3,798
   Income taxes                                                    316      619
-------------------------------------------------------------------------------
 Non cash transactions:
   Transfer of loans to other real estate owned                               -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FINANCIAL SUMMARY

          The Company's consolidated net income for the nine months ended September 30, 1996, was $842,000, an increase of $451,000 or 115.3% when compared to earnings of $391,000 for the period ended September 30, 1995. Net income for the third quarter of 1996 was $282,000 as compared to a loss of ($111,000) in the third quarter of 1995. Earnings per share were $0.15 in the third quarter of 1996, $0.45 for the nine month period ended September 30, 1996, compared to ($0.06) per share in the third quarter of 1995 and $0.21 for the nine month period ended September 30, 1995. The Company paid a cash dividend of $0.06 per share in the third quarter of 1996. During the third quarter of 1995, the Company paid a cash dividend of $0.05.

          The increase in net income of $451,000 for the period ended September 30, 1996 was primarily the result of an increase in net interest income of $713,000, an increase in income generated from the sale of SBA loans of $529,000 and a decline in losses from investments in real estate of $348,000. Income for the third quarter of 1996 increased by $393,000 compared to the third quarter of 1995, primarily as a result of lower losses from investments in real estate. During the third quarter of 1996, the Company recorded pre-tax income from investments in real estate of $12,000 compared to a loss of ($518,000) recorded in the third quarter of 1995.

          The Company's return on average assets was 0.69% for the first nine months of 1996 compared to 0.33% for the first nine months of 1995. Return on average common equity for the first nine months was 8.46 % compared to 3.51% for the same period in 1995.

          At September 30, 1996, the Company's total risk-based capital ratio
was 10.76% while the leverage ratio was 7.52%.   All capital ratios were in
excess of minimum regulatory guidelines.

          Nonperforming assets declined during the third quarter by $143,000 to $4,093,000 at September 30, 1996 (2.40% of total assets), compared to $4,236,000 at June 30, 1996 (2.61% to total assets) and $922,000 at December 31, 1995 (0.56% of total assets) as a result of continued paydowns on nonaccrual loans
made to facilitate the sale of RSC partnerships.   As reported in the Company's
quarterly reports on form 10-Q dated March 31, 1996 and June 30, 1996, RSC made loans amounting to approximately $3.75 million to facilitate the sale of two RSC partnerships. The two loans were immediately placed on nonaccrual status in accordance with applicable accounting guidelines regarding the sale of real estate. As homes and/or lots are sold on these projects, principal reductions, as well as interest payments received are used to reduce the principal balance outstanding on these loans. During the quarter ended September 30, 1996, a third loan of $310,000 was made to facilitate the sale of another RSC project. It was also placed on nonaccrual status.

          The allowance for credit losses as a percentage of total loans was 1.61% at September 30, 1996 (40.31% of nonperforming assets) compared to 1.84% (193.50% of non-performing assets) at year end 1995.

          During the quarter ended September 30, 1996, the Company opened its fourth branch office at 126 N. "D" Street, Madera, California.

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

    CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,                           1996                                     1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Average       Yield/                     Average      Yield/
                                                        Balance         Rate      Interest       Balance        Rate       Interest
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                            $ 103,154       11.13%       $ 2,885      $ 93,714      11.38%        $ 2,689
 Investment securities (2)                               28,221        6.36%           451        33,224       6.45%            540
 Federal funds sold & other                               1,620        4.17%            17         1,420       5.03%             18
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning assets                        $ 132,995       10.03%       $ 3,353     $ 128,358      10.04%        $ 3,247
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                             (1,690)                                  (1,385)
 Cash and due from banks                                  8,668                                    7,842
 Real estate investments                                 16,677                                   17,441
 Premises and equivalent, net                             2,313                                    4,288
 Cash surrender value of life insurance                   2,845                                    2,715
 Accrued interest receivable and other assets             4,171                                    3,185
-----------------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                                 $ 165,980                                 $162,444
-----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                  $ 46,326        2.68%           312      $ 51,457       3.32%          $ 430
 Savings accounts                                        23,976        4.25%           256        23,530       4.72%            280
 Time deposits                                           42,306        5.29%           563        42,401       5.64%            603
 Federal funds purchased, notes payable
    and other                                             7,219        2.26%            41           765      15.56%             30
-----------------------------------------------------------------------------------------------------------------------------------
 Total  Interest-bearing                              $ 119,828        3.89%       $ 1,172     $ 118,153       4.51%        $ 1.343
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                    30,622                                   26,294
 Other liabilities                                        2,350                                    2,218
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                      152,800                                  147,294
 Shareholders' Equity:
 Common stock                                             8,868                                    8,851
 Retained earnings                                        4,452                                    6,437
 Unrealized gain / (loss)  on investment
    securities                                             (141)                                    (138)
-----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders Equity                               13,179                                   15,150
-----------------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                               $165,980                                $ 162,444
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                               $ 2,181                                  $ 1,904
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                           10.03%                                  10.04%
 Interest expense as a percentage of average
    interest-earning assets                                           (3.51%)                                 (4.15%)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                   6.52%                                   5.89%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $319,000 and $347,000 for the three months ended September 30, 1996, and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

    CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              1996                                     1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Average        Yield/                    Average        Yield/
                                                        Balance          Rate     Interest       Balance          Rate     Interest
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                             $ 98,964        11.31%      $ 8,381      $ 91,591        11.65%      $ 7,980
 Investment securities (2)                               28,702         6.23%        1,338        29,347         6.33%        1,412
 Federal funds sold & other                               1,640         4.89%           60         1,589         5.64%           67
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning assets                        $ 129,306        10.10%      $ 9,779     $ 123,027        10.28%      $ 9,459
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                             (1,743)                                  (1,421)
 Cash and due from banks                                  8,300                                    7,843
 Real estate investments                                 18,723                                   17,104
 Premises and equivalent, net                             2,297                                    5,552
 Cash surrender value of life insurance                   2,811                                    2,682
 Accrued interest receivable and other assets             4,428                                    3,268
-----------------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                                 $ 164,122                                $ 158,055
-----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                  $ 45,604         2.69%        $ 919      $ 52,068         3.43%      $ 1,336
 Savings accounts                                        25,383         4.19%          796        20,798         4.87%          758
 Time deposits                                           39,740         5.32%        1,582        41,087         5.50%        1,689
 Federal funds purchased, notes payable
    and other (3)                                         7,888         2.39%          141         1,084         5.92%           48
-----------------------------------------------------------------------------------------------------------------------------------
 Total  Interest-bearing                              $ 118,615         3.87%      $ 3,438     $ 115,037         4.45%      $ 3,831
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                    29,653                                   26,013
 Other liabilities                                        2,554                                    2,100
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                      150,822                                  143,150
 Shareholders' Equity:
 Common stock                                             8,868                                    8,382
 Retained earnings                                        4,468                                    6,328
 Unrealized gain / (loss)  on investment
    securities                                              (36)                                    (305)
-----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders Equity                             $ 13,300                                 $ 14,305
-----------------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                               $164,122                                $ 158,055
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                               $ 6,341                                  $ 5,628
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                            10.10%                                   10.28%
 Interest expense as a percentage of average
    interest-earning assets                                            (3.55%)                                  (4.16%)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                    6.55%                                    6.12%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $933,000 and $925,000 for the nine months ended September 30, 1996, and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

(3) Interest expense has been reduced by capitalized interest on real estate projects of approximately $0 and $55,000 for the nine month periods ended September 30, 1996 and 1995, respectively.

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

     VOLUME/RATE ANALYSIS
     --------------------

-----------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME VARIANCE ANALYSIS FOR THE THREE MONTHS                        AMOUNT RESULTING FROM            TOTAL CHANGE
 ENDED  SEPTEMBER 30, 1996                                                              CHANGES IN:                   1995-1996
                                                                           VOLUME                          RATE
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                                                    262               (66)               196
 Investment securities                                                                    (80)               (9)               (89)
 Federal funds sold and other                                                               4                (5)                (1)
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                    186               (80)               106
-----------------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                                                     (40)              (78)              (118)
 Savings accounts                                                                           5               (29)               (24)
 Certificates of deposit                                                                   (1)              (39)               (40)
 Federal funds purchased, notes payable and other                                          12                (1)                11
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                    (24)             (147)              (171)
-----------------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in net interest income                                               210                67                277
-----------------------------------------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME VARIANCE ANALYSIS FOR THE NINE MONTHS                         AMOUNT RESULTING FROM            TOTAL CHANGE
 ENDED  SEPTEMBER 30, 1996                                                              CHANGES IN:                   1995-1996
                                                                           VOLUME                          RATE
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                                                    615              (214)               401
 Investment securities                                                                    (54)              (20)               (74)
 Federal funds sold and other                                                               2                (9)                (7)
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                    563              (243)               320
-----------------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                                                    (153)             (264)              (417)
 Savings accounts                                                                         104               (66)                38
 Certificates of deposit                                                                  (54)              (53)              (107)
 Federal funds purchased and other                                                        103               (10)                93
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                     (1)             (392)              (393)
-----------------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in net interest income                                               564               149                713
-----------------------------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Net interest income before the provision for loan losses was $2,181,000 for the third quarter of 1996 as compared to $1,904,000 for the comparable period of 1995, an increase of $277,000 or

14.5%. This increase was primarily attributable to higher loan balances and lower rates paid on interest-bearing deposit accounts. The Company's net interest margin in the third quarter of 1996 (based on average interest earning assets) was 6.52% as compared to 5.89% for the same period in 1995. Average interest earning assets grew 3.6% between the third quarter 1996 and the third quarter of 1995 while interest-bearing liabilities grew 1.4% over the same period.

Net interest income before the provision for loan losses for the first nine months of 1996 was $6,341,000 as compared to $5,628,000 for the comparable period of 1995, an increase of $713,000 or 12.7%. This increase was primarily attributable to lower rates paid on interest-bearing deposit accounts as well as an increase in the number of loans on the Company's books. The Company's net interest margin for the nine month period ended September 30, 1996 (based on average interest-earning assets) was 6.55% as compared to 6.12% for the same period in 1995. Average interest-earning assets grew 5.1% for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 while interest-bearing liabilities grew 3.1% over the comparable periods. The Company's earning asset mix changed slightly with higher yielding loans increasing as a percentage of average earning assets while lower yielding investments declined.


     INTEREST EARNING ASSET MIX
-------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE NINE MONTHS ENDED
 SEPTEMBER 30,                              1996                   1995
-------------------------------------------------------------------------------
                                    Average      Percent   Average      Percent
                                    Balance     of Total    Balance    of Total
-------------------------------------------------------------------------------
 Interest -Earning Asset Mix:
 Loans                             $ 98,964       76.53%   $ 91,591      74.45%
 Investment securities               28,702       22.20%     29,347      24.26%
 Federal funds sold and other         1,640        1.27%      1,589       1.29%
-------------------------------------------------------------------------------
 Total Interest-earning Assets     $129,306       100.0%   $123,027      100.0%
-------------------------------------------------------------------------------

     Average interest-earning assets for the nine months ended September 30, 1996 increased to $129,306,000 from $123,027,000 for the comparable period in 1995. Average loans increased by $7,373,000 to $98,964,000 representing 76.53% of average interest-earning assets for the first nine months of 1996, compared to $91,591,000 or 74.45% for the first nine months of 1995. The yield on average loans declined to 11.31% at September 30, 1996, from 11.65% at September 30, 1995, due primarily to a lower Prime lending rate, the rate to which most of the Company's floating rate loans are tied.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short term investments. These investments are maintained to meet the liquidity requirements of the Company as well as pledging requirements on certain deposits, and typically have a lower yield than loans. The yield on investments decreased to 6.23% for the period ended September 30, 1996, from 6.33% in the comparable period in 1995. As a percentage of average interest earning assets investment securities declined to 22.20% for the nine months ended September 30, 1996 compared to 24.26% for the comparable period in 1995.

     Average interest-bearing liabilities for the nine months ended September 30, 1996 increased to $118,615,000 from $115,037,000 for the comparable period in 1995 an increase of $3,578,000 or

3.11%. The primary reason for the increase was the result of RSC assuming the debt on several real estate projects that were dissolved during the first nine months of 1996. As a result, federal funds purchased, notes payable and other increased by $6,804,000 in 1996 compared to the same period in 1995. For the first nine months ended September 30, 1996, the average interest rate paid on interest-bearing liabilities declined to 3.87% from an average rate of 4.45% paid during the first nine months of 1995.

     NONINTEREST INCOME
     ------------------

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan originations and servicing, depositor service charges), as well as from the Bank's two subsidiaries RSC and RIA.

     OTHER INCOME
     ------------

-------------------------------------------------------------------------------
 (IN THOUSANDS)                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
                                          1996       1995       1996       1995
-------------------------------------------------------------------------------
 Other Income:
 Income  from investments  in  real
 estate partnerships                       $ -       $  -       $  -       $  -
 Gain on sale of SBA loans                 231        227      1,119        590
 Depositor service charges                  83         66        244        202
 Income from investment  management
 services                                  174        111        500        348
 Gain on sale of securities                  -          -          -        (25)
 Gain on sale of assets                      5          2         14          2
 Servicing fees on loans sold               92         82        231        238
 Other                                      90        100        342        214
-------------------------------------------------------------------------------
 Total                                   $ 675      $ 588    $ 2,450    $ 1,569
-------------------------------------------------------------------------------
(Income from RSC and RIA in these consolidated financial statements is included in noninterest income. A further discussion of RSC and RIA is set forth below.)

     During the third quarter of 1996, the Company recognized noninterest income of $675,000 compared to $588,000 for the same period during 1995 an increase of $87,000 or 14.8%. For the first nine months of 1996, noninterest income was $2,450,000 compared to $1,569,000 for the first nine months of 1995, an increase of $881,000 or 56.2%. These increases are attributable to increases in almost all noninterest income categories. The greatest increase is attributable to gains from the sale of SBA loans (see "SBA Loan Origination & Sales") as well as income from investment management services (see "Regency Investment Advisors").

          SBA LOAN ORIGINATION & SALES
          ----------------------------

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

          During the quarter ended September 30, 1996, the Company recognized gains on sale of SBA loans of $231,000, an increase of $4,000 from $227,000 in the comparable period of 1995. For the nine months ended September 30, 1996 gains on sale of SBA loans were $1,119,000 compared to $590,000 during the first nine months of 1995, an increase of $529,000. These increases were primarily the result of timing related to the number and volume of loans available for sale in the respective periods as well as higher premiums recognized in 1996.

          An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the third quarter ended September 30, 1996, servicing income totaled $92,000, an increase of $10,000 from income of $82,000 during the quarter ended September 30, 1995. For the nine months ended September 30, 1996, servicing income totaled $231,000, a decline of $7,000 compared to $238,000 of servicing income during the first nine months of 1995. The servicing income decline for the first nine months was the result of payoffs of older SBA loans resulting in a slight decrease in the overall size of the servicing portfolio.

          REGENCY SERVICE CORPORATION (RSC)
          ---------------------------------

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

          During 1996, RSC continued to aggressively pursue divestiture of its remaining real estate projects through various transactions. As of September 30, 1996, RSC had dissolved or closed out all but three partnerships which resulted in sole ownership of nine of the projects. These projects are accounted for under the consolidation method.

          For the third quarter ended September 30, 1996, the net gain from investments in real estate projects amounted to $12,000, compared to a loss of $518,000 in the third quarter ended September 30, 1995. The third quarter loss in 1995 was primarily the result of the initial establishment of a loss reserve. The net gain on the sale of real estate in the third quarter of 1996 was the result of income generated from sales in two projects while losses experienced in others were offset by the previously established loss reserve. For the first nine months of 1996 the net loss from investments in real estate projects amounted to $170,000, compared to a loss of $135,000 for the first nine months of 1995, a decline of $35,000. Actual losses from investments in real estate projects for the nine months ended September 30, 1996, amounted to $1,404,000. These losses were offset by a $1,234,000 reduction in RSC's allowance for real estate losses.

          On a stand alone basis, RSC's activities reduced the Company's overall pre-tax income by $1,053,000 in the first nine months of 1996. This amount includes all of the costs of operating RSC during this period, including operating costs such as legal, accounting, project management expense, salaries and the $170,000 in losses from the sale of real estate mentioned above. These operating expenses have been consolidated with similar operating expenses in the Company's income statement and noninterest expense table above.

               Additional discussion of loans made by RSC to its partnerships and, in general, of the Company's investment in RSC is contained in this report under the headings, "Nonperforming Loans" and "Investments in Real Estate".

          REGENCY INVESTMENT ADVISORS  (RIA)
          ----------------------------------

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

          Income from RIA for the third quarter 1996 increased to $174,000 from $111,000 in the same period of 1995, an increase of $63,000. For the first nine months of 1996, income from RIA was $500,000, an increase of $152,000 or 43.7%
from income of $348,000 for the first nine months of 1995.   RIA on a stand
alone basis in the nine month period ended September 30, 1996, posted net pre-tax income of $21,000 compared to a net pre-tax loss of ($106,000) in the first nine months of 1995.

     As of September 30, 1996, RIA had $72.5 million in assets under management, an increase of $21.6 million compared to $50.9 million as of September 30, 1995. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     OTHER EXPENSE
     -------------

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

     OTHER OPERATING EXPENSE TO AVERAGE ASSETS
     -----------------------------------------

-------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE THREE MONTHS ENDED
 SEPTEMBER 30,                                 1996                 1995
-------------------------------------------------------------------------------
                                                   Percent              Percent
                                                        of                   of
                                          Amount   Average     Amount   Average
                                                    Assets               Assets
-------------------------------------------------------------------------------
 Other Expense:
 Loss (Gain) from  investments in real
 estate partnerships                      $  (12)   (0.03%)    $  518     1.27%
 Salaries and related benefits             1,154     2.76%      1,129     2.76%
 Occupancy                                   438     1.05%        412     1.01%
 FDIC insurance and regulatory
  assessments                                 15     0.04%        (3)     (.01)%
 Marketing                                   117     0.28%        116     0.28%
 Professional services                       178     0.43%        126     0.31%
 Director's fees and expenses                 90     0.22%         66     0.16%
 Management fees for real estate
  projects                                   126     0.30%       (118)    (.29)%
 Other                                       265     0.64%        265     0.65%
-------------------------------------------------------------------------------
 TOTAL                                    $2,371     5.68%     $2,511     6.15%
-------------------------------------------------------------------------------

     For the third quarter ended September 30, 1996, other expenses decreased by 5.6% or $140,000 to $2,371,000, from $2,511,000 during the comparable period in 1995. The primary cause of the decline was due to lower losses from investments in real estate. Professional services (legal and accounting), directors fees and expenses, and management fees for real estate projects all increased in the three month period ended September 30, 1996 compared to 1995 mainly due to increased activity related to RSC's divestiture of it's real estate holdings. When compared to average assets for the respective periods, other expenses declined to 5.68% versus 6.15% in 1995.


    OTHER OPERATING EXPENSE TO AVERAGE ASSETS
-------------------------------------------------------------------------------------------------------

 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE NINE MONTHS ENDED  SEPTEMBER 30,                          1996                  1995
-------------------------------------------------------------------------------------------------------
                                                                      Percent of             Percent of
                                                                         Average                Average
                                                             Amount       Assets    Amount       Assets
-------------------------------------------------------------------------------------------------------
 Other Expense:
 Loss (Gain)from investments in real estate partnerships      $ 170        0.14%     $ 135         .11%
 Salaries and related benefits                                3,340        2.71%     3,308        2.80%
 Occupancy                                                    1,231        1.00%       968        0.82%
 FDIC insurance and regulatory assessments                       47        0.04%       156        0.13%
 Marketing                                                      328        0.27%       280        0.23%
 Professional services                                          601        0.49%       398        0.34%
 Director's fees and expenses                                   258        0.21%       200        0.17%
 Management fees for real estate projects                       359        0.29%        56        0.05%
 Other                                                        1,002        0.81%       850        0.72%
-------------------------------------------------------------------------------------------------------
 TOTAL                                                      $ 7,336        5.96%   $ 6,351        5.37%
-------------------------------------------------------------------------------------------------------


     For the nine months ended September 30, 1996, other expenses increased 15.5% or $985,000 to $7,336,000, up from $6,351,000 during the comparable period in 1995. The primary causes of the increase were due to higher occupancy expense as well as higher fees for professional services (legal and accounting), directors fees and expense, and management fees for real estate projects. When compared to average assets for the respective periods, other expenses increased to 5.96% versus 5.37% in 1995.

     Salaries and benefits expense increased by only $32,000 or 0.97% in the nine month period ended September 30, 1996 as compared to the first nine
months of 1995.   Occupancy expense increased by $263,000 or 27.2% for the
first nine months of 1996 compared to the same period in 1995, primarily due to the sale and leaseback transaction involving the Company's headquarters facility completed in the third quarter of 1995. As a result of the transaction, the Company now leases its facility at 7060 N. Fresno Street, Fresno, CA. As part of the transaction, the Company recorded a loan to the buyer of the property. The resulting increase in interest income from the loan offsets the higher rental expense reflected as part of the occupancy expense number shown above.

     FDIC insurance and regulatory assessments declined by $109,000 or 69.9% in the first nine months of 1996 compared to the same period in 1995 due to lower insurance premiums charged by the FDIC.

     BALANCE SHEET ANALYSIS

     Total assets increased by $7,132,000 or 4.4% between December 31, 1995 and September 30, 1996. The Company's loan portfolio increased by $5,540,000 or 5.7% primarily as a result of $4,060,000 in loans made by RSC to facilitate the sale of three of its partnerships. Deposits increased during the nine months ended September 30, 1996 by $8,323,000 or 5.8%, primarily due to concerted marketing efforts and additionally from new deposits generated by the Banks new Madera branch.

     LOANS

     The Company's loans are primarily made within its defined market area of Fresno and Madera counties. During the first quarter of 1995, the Company opened an SBA loan production office in Modesto and additionally employs business development officers targeting businesses in the northern and southern San Joaquin Valley for SBA loans as well.

     Commercial loans, including SBA loans, comprised approximately 56.9% of the Company's loan portfolio at September 30, 1996. These loans are generally to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most
commercial loans is cash flow from the primary business.   Additional
collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real Estate Construction lending comprised 23.0% of the Company's loan portfolio at September 30, 1996, consisting of loans primarily for the construction of single family residential housing. Loans in this category may be to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. Such loans also contain $4.9 million in loans RSC has made to its partnerships or to facilitate the sale of a project. The majority of construction loans have floating rates tied to either the national Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent on the residential real estate market, principally from the sale of the property. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

     Real Estate Mortgage loans comprised 11.9% of the loan portfolio at September 30, 1996, and are made up of (69%) non-residential properties and (31%) single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent on the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

     Consumer installment loans represented the remainder of the loan portfolio at September 30, 1996, comprising 8.2% of total loans. This category includes traditional Consumer Installment Loans (47%), Home Equity Lines of Credit (40%), Leases (1%), and Visa Card Loans (12%). Consumer installment loans are generally secured by third trust deeds on single-family residences, while Visa Cards are unsecured.

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

     In addition to the credit risk associated with the Bank's loan portfolio, the Company continually reviews and monitors RSC's activities and potential exposure to loss related to the sale of properties whether owned directly or in partnership. In conjunction with this analysis, the Company established a reserve for potential real estate losses during 1995. At September 30, 1996 the Company's analysis indicated the reserve was sufficient to absorb anticipated additional losses generated from the sale of
properties at expected price levels.   Should market conditions change and
the expected demand for new homes or sales prices decline, or, should other issues not presently known arise which effect disposition of RSC properties, it is possible additional reserves could be required which could negatively effect the Companies results of operations, including earnings and capital ratios.

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

     At September 30, 1996, nonaccrual loans amounted to $3,524,000 or 3.43% of total loans compared to $3,855,000 or 3.85% at June 30, 1996 and $581,000
or .60% at December 31, 1995.   Other real estate owned was $569,000 at
September 30, 1996 compared to $381,000 at June 30, 1996 and $341,000 at December 31, 1995. As previously discussed, the primary reason for the increase in nonperforming loans during the first nine months of 1996 is related to three loans made to facilitate the sale of RSC properties. During the first quarter of 1996, two loans totaling $3,750,000 were made to facilitate the sale of RSC properties, while during the third quarter an additional loan of $310,000 was made to facilitate the sale of a third property. Management expects these loans will appear in the nonperforming category until the properties underlying the loans are substantially sold out.

Following is a table presenting the Nonperforming Assets for the periods ending September 30, 1996 and December 31, 1995.

     NONPERFORMING ASSETS

----------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)           SEPTEMBER 30, 1996      DECEMBER 31, 1995
----------------------------------------------------------------------------------------
 Nonperforming Assets:
 Nonaccrual RSC loans                                    $ 3,452                  $ 505
 Nonaccrual bank loans                                        72                     76
 Restructured loans                                            -                      -
----------------------------------------------------------------------------------------
 Nonperforming loans                                       3,524                    581
 Other real estate owned                                     569                    341
----------------------------------------------------------------------------------------
 Total nonperforming assets                                4,093                    922
----------------------------------------------------------------------------------------
 Accruing loans 90 days past due                              75                    725
----------------------------------------------------------------------------------------
 Total loans before allowance for losses                 102,677                 97,137
 Total assets                                            170,814                163,682
 Allowance for possible credit losses                     (1,650)                (1,784)
----------------------------------------------------------------------------------------
 Ratios:
 Nonperforming loans to total loans consolidated            3.43%                   .60%
 Nonperforming loans to total loans bank
    only (excluding RSC loans)                               .07%                   .08%
 Nonperforming assets to:
 Total loans                                                3.99%                   .95%
 Total loans and OREO                                       3.96%                   .95%
 Total assets                                               2.40%                   .56%
 Allowance for possible credit losses to  total
    nonperforming assets                                   40.31%                193.50%
----------------------------------------------------------------------------------------

     At September 30, 1996, the Bank's recorded investment in loans for which impairment has been recognized totaled $164,000. Included in this amount is $48,000 of impaired loans for which the related SFAS No. 114 allowance is $48,000, as well as $116,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a SFAS No. 114 allowance.


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

     The allowance for credit losses totaled $1,650,000 or 1.61% of total loans at September 30, 1996, compared to $1,784,000 or 1.84% at December 31, 1995.
The decrease is the result of net charge-offs totaling $134,000 during the first nine months of 1996 with no additional provision deemed necessary. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.



Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1995 and September 30, 1996.

---------------------------------------------------------------------
 (IN THOUSANDS)
---------------------------------------------------------------------
 Balance, December 31, 1995                                   $ 1,784
---------------------------------------------------------------------
 Provision charged to expense                                       -
 Loans charged off                                                209
 Recoveries                                                        75
---------------------------------------------------------------------
 Balance, September 30, 1996                                  $ 1,650
---------------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. At September 30, 1996, RSC was the sole owner of nine projects and is a limited partner in three projects. As of September 30, 1996, the Company had an equity investment of $13,750,000 invested in these partnerships and projects compared to $17,954,000 at December 31, 1995. In addition, RSC has loans totaling $4,959,000, including one loan to a partnership and three loans to facilitate the sale of projects which have been classified as construction loans on the consolidated balance sheet. As a result of the dissolution of several RSC partnerships, RSC has become the 100% owner of several projects. As a result of these transactions, the assets and liabilities of RSC now reflect not only RSC's equity investment, but the total assets and liabilities of the acquired projects as well. See "Regency Service Corporation" for further discussion of these issues.

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major
fluctuations in overall deposit balances.   In order to assist in meeting its
funding needs, the Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of September 30, 1996, the Bank held no brokered time deposits and had no outstanding borrowings from correspondent banks.

The following table presents the composition of the deposit mix for the period ending September 30, 1996, and December 31, 1995, respectively.


-------------------------------------------------------------------------------------------------------

 (IN THOUSANDS)                                    SEPTEMBER 30, 1996            DECEMBER 31, 1995
-------------------------------------------------------------------------------------------------------
                                                                Percent of                   Percent of
                                                   Amount   Total Deposits       Amount  Total Deposits
-------------------------------------------------------------------------------------------------------
 Deposits:
 Noninterest-bearing  transaction accounts       $ 34,013           22.37%     $ 32,672          22.73%
 Interest bearing deposits:                        72,572           47.72%       75,539          52.55%
 Time deposits:
   Under $100,000                                  18,302           12.04%       12,229           8.51%
    $100,000 and over                              27,181           17.87%       23,305          16.21%
-------------------------------------------------------------------------------------------------------
 Total  Interest-bearing Deposits                 118,055           77.63%      111,073          77.27%
-------------------------------------------------------------------------------------------------------
 Total Deposits                                 $ 152,068         $ 100.0%    $ 143,745          100.0%
-------------------------------------------------------------------------------------------------------


     During the first nine months of 1996, total deposits increased by $8,323,000 or 5.8%, to $152,068,000 at September 30, 1996 compared to
$143,745,000 at December 31, 1995. The increase was primarily due to concerted marketing efforts and additionally from new deposits generated by the Banks new Madera branch.

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

--------------------------------------------------------------------------------------------------------------------

                                                        NEXT DAY     AFTER THREE       AFTER
                                                       BUT WITHIN         MONTHS    ONE YEAR
 (IN THOUSANDS, EXCEPT PERCENTAGES)                  THREE MONTHS     BUT WITHIN  BUT WITHIN        AFTER
 AS OF SEPTEMBER 30, 1996               IMMEDIATELY                    12 MONTHS  FIVE YEARS   FIVE YEARS      TOTAL
--------------------------------------------------------------------------------------------------------------------
 Interest Rate Sensitivity Gap:
 Loans (1)                                 $ 40,798      $ 33,702        $ 9,154     $ 9,183      $ 6,316   $ 99,153
 Investment securities and other (2)            349         7,238          3,445      11,388        6,159     28,579
 Fed funds sold                               7,000             -              -           -            -      7,000
--------------------------------------------------------------------------------------------------------------------
 Total Earning Assets                        48,147        40,940         12,599      20,571       12,475    134,732
--------------------------------------------------------------------------------------------------------------------
 Interest-bearing transaction accounts       47,438             -              -           -            -     47,438
 Savings accounts                            22,814         2,320              -           -            -     25,134
 Time deposits                                    -        12,945         24,704       7,676          159     45,484
 Federal funds purchased                          -             -              -           -            -          -
--------------------------------------------------------------------------------------------------------------------
 Total  Interest-Bearing Liabilities         70,252        15,265         24,704       7,676          159    118,056
--------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap              (22,105)       25,675        (12,105)     12,895       12,316
 Cumulative gap                             (22,105)        3,570         (8,535)      4,360       16,676
 Cumulative gap percentage to
    interest earning assets                 (16.41%)         2.65%         (6.33%)      3.24%       12.38%
--------------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $3,524,000.
(2)  Amounts exclude unrealized gain/l(loss) of $242,000


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

The table below presents the Company's and the Bank's risk-based and leverage capital ratios for the quarter ended September 30, 1996.

--------------------------------------------------------------------------------
 RISK-BASED CAPITAL RATIOS
 (IN THOUSANDS)                       COMPANY                         BANK
--------------------------------------------------------------------------------
                                 Amount         Ratio         Amount       Ratio
--------------------------------------------------------------------------------
 Risk-Based Capital Ratio:
 Total Capital                    $ 14,062      10.76%      $ 13,554      10.38%
 Tier 1 Capital                     12,429       9.51%        11,921       9.13%
 Total Risk-Adjusted Assets        130,703                   130,614
--------------------------------------------------------------------------------
 Leverage Ratio:
 Tier 1 Capital                     12,429       7.52%        11,921       7.21%
 Average Total Assets              165,222                   165,301
--------------------------------------------------------------------------------


     As indicated in the table above, at September 30, 1996, the Company's capital ratios exceed the minimum capital levels required by current federal regulations. Management believes based upon currently available information that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

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

-------------------------------------------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30, 1996          ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------------------------------------------
                                                          1996               1995           1996               1995
-------------------------------------------------------------------------------------------------------------------
 Return on average assets                                0.68%             (.27)%          0.69%              0.33%
-------------------------------------------------------------------------------------------------------------------
 Return on average shareholders' equity                  8.51%            (2.91)%          8.46%              3.51%
-------------------------------------------------------------------------------------------------------------------
 Average shareholders' equity to average assets          7.94%             9.33%           8.10%              9.43%
-------------------------------------------------------------------------------------------------------------------
 Dividend payout ratio                                  38.68%           (81.31)%         38.87%             66.93%
-------------------------------------------------------------------------------------------------------------------


PART II   OTHER INFORMATION


     ITEM 1.    LEGAL PROCEEDINGS
                    None

     ITEM 2.    CHANGES IN SECURITIES
                    None

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                    None

     ITEM 4.    SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
                    None

     ITEM 5.    OTHER INFORMATION
                    None

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

     (3.1) Articles of Incorporation, as amended, dated September 9, 1994, incorporated by reference from exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

     (3.2) Bylaws, as amended, incorporated by reference from exhibit 3.2 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

   *(10.1)   Amendment to the Project Management Agreement, dated August 21,
             1996, by and between Regency   Service Corporation, a California
             Corporation, and Gary L. McDonald Real Estate and Development Co., a California Corporation, for project managerial services related to real estate development activities conducted by RSC.

    (27.1)   Financial Data Schedule


* Denotes management contracts, compensatory plans or arrangements.

             (b) Reports on Form 8-K

             The Company filed a Form 8-K dated July 26, 1996 in which it reported the Company had declared a $.06 per share cash dividend payable to shareholders of record on July 29, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGENCY BANCORP



Date:  November 8, 1996                 By: /s/Steven F. Hertel
     ------------------------              ----------------------------
                                               Steven F. Hertel
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Date:  November 8, 1996                 By: /s/Steven R. Canfield
     ------------------------              ----------------------------
                                               Steven R. Canfield
                                               Executive Vice President and
                                               (Chief Financial Officer and
                                               Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT                                                           SEQUENTIAL
NUMBER                        DESCRIPTION                        PAGE NUMBER

 *10.1    Amendment  to the Project Management Agreement, dated        34
          August  21,  1996, by  and  between  Regency  Service
          Corporation,  a California  Corporation, and  Gary L.
          McDonald   Real   Estate   and  Development   Co.,  a
          California   Corporation,   for  project   managerial
          services   related   to   real   estate   development
          activities conducted by RSC.

   27.1   Financial Data Schedule                                      35


* Denotes management contracts, compensatory plans or arrangements.