Form 10-Q/A
period 1996-09-30
REGENCY BANCORP
filed 1996-11-25
CIK 927718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-Q/A-1

    AMENDMENT No. 1 To

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended   September 30, 1996
                                     ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from             to            .
                                    -----------    ----------

                           COMMISSION FILE NUMBER  33-82150
                                                --------

                                   REGENCY BANCORP
                                   ---------------
                (Exact name of registrant as specified in its charter)

                 CALIFORNIA                           77-0378956
                 ----------                           ----------
    (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organizations)                   Identification No.)

    7060 N. FRESNO STREET, FRESNO, CALIFORNIA               93720
    -----------------------------------------               -----
     (Address of principal executive offices)            (Zip code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (209) 438-2600.
                                                         ----------------

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

                                                           Page 1 of 51 pages
The Exhibit Index is located on page 5.

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

   *(10.2) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven F. Hertel, President/Chief Executive Officer.

   *(10.3) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven R. Canfield, Executive Vice President/Chief Financial Officer.

   *(10.4) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Robert J. Longatti, Executive Vice President/Chief Credit Officer.

   *(10.5) Employment Agreement made and entered into as of August 22, 1996 between Regency Investment Advisors Incorporated, a California Corporation, and Alan R. Graas, President.

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




                             REGENCY BANCORP


Date:  November 19, 1996                By:  /s/ Steven F. Hertel
      --------------------------------     -------------------------------------
                                          Steven F. Hertel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  November 19, 1996                By:  /s/ Steven R. Canfield
      --------------------------------     -------------------------------------
                                          Steven R. Canfield
                                          Executive Vice President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                    EXHIBIT INDEX

EXHIBIT                                                             SEQUENTIAL
NUMBER                            DESCRIPTION                       PAGE NUMBER

*10.1              Amendment to the Project Management                  6
                   Agreement, dated August 21, 1996, by and between Regency Service Corporation, a
                   California Corporation, and Gary L. McDonald
                   Real Estate and Development Co., a California
                   Corporation, for project managerial services related to real estate development activities conducted by RSC.


*10.2              Employment Agreement made and entered into as       7-17
                   of August 22, 1996, by and between Regency
                   Bank, a California Corporation and Steven F.
                   Hertel, President/Chief Executive Officer.


*10.3              Employment Agreement made and entered into as      18-28
                   of August 22, 1996, by and between Regency
                   Bank, a California Corporation and Steven R.
                   Canfield, Executive Vice President/Chief
                   Financial Officer.


*10.4              Employment Agreement made and entered into as      29-39
                   of August 22, 1996, by and between Regency
                   Bank, a California Corporation and Robert J.
                   Longatti, Executive Vice President/Chief
                   Credit Officer.


*10.5              Employment Agreement made and entered into as      40-50
                   of August 22, 1996, by and between Regency
                   Investment Advisors Incorporated, a
                   California corporation and Alan R. Graas,
                   President.


  27.1             Financial Data Schedule                              51


* Denotes management contracts, compensatory plans or arrangements.