Form 10-K405
period 1996-12-31
REGENCY BANCORP
filed 1997-03-31
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Year ended  DECEMBER 31, 1996
                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 33-82150
                                                --------

                                 REGENCY BANCORP
                               -------------------
             (Exact name of registrant as specified in its charter)

             STATE OF CALIFORNIA                         77-0378956
             -------------------                         ----------
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

  7060 N. FRESNO STREET, FRESNO, CALIFORNIA                 93720
  -----------------------------------------                 -----
   (Address of principal executive office)                (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (209) 438-2600
                                                   ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------       -----------------------------------------
         COMMON STOCK                             NONE
        (NO PAR VALUE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                                                             ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 1997 was $ 17,263,000.

As of March 18, 1997, the registrant had 1,853,738 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: (1) Portions of the definitive Proxy Statement for the 1996 annual meeting of shareholders into Part III. Items 10-13.

The Index to Exhibits is located at page 85.
                                                        Page 1 of 121  Pages

                                     PART I

Item 1.   BUSINESS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     GENERAL DEVELOPMENT OF BUSINESS

     Regency Bancorp (the "Company") is a California corporation organized to act as the holding company for Regency Bank (the "Bank"), with headquarters and branches in Fresno, a branch in Madera and a loan production office in Modesto. In 1995, upon formation of the holding company, the Company acquired all of the outstanding common stock of the Bank. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator.

     The Bank is a California banking corporation which has served small and medium-sized businesses, professionals, merchants and individuals located in and adjacent to Fresno, California since 1980. The Company and Bank operate through its headquarters office located at 7060 N. Fresno St., Fresno, California, and offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including real estate construction and residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. It also offers Visa credit cards, traveler's checks, safe deposit boxes, notary public, customer courier and other customary bank services.

     The Bank's headquarters office and Herndon branch office are open from 9:00 a.m. to 5:00 p.m., Monday through Friday, while its Palm branch office at 5240 N. Palm Ave., Fresno, California is also open from 9:00 a.m. through 5:00 p.m., Monday through Friday. The Bank also operates a limited service facility in the Fig Garden Village Shopping Center, 726 W. Shaw Avenue, Fresno, California. The facility is open from 10:00 a.m. to 6:00 p.m., Monday through Friday, and 9:00 a.m. to 1:00 p.m. on Saturday. In August 1996, the Bank opened a full service branch at 126 N. "D" Street in Madera, California. The Madera branch office hours are 9:00 a.m. to 5:00 p.m Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 1:00 p.m. on Saturday. Additionally, the Bank has established a loan production office in Modesto, California. The Bank has automated teller machines located at its headquarters office, its limited service facility and its Madera Branch. The Bank is insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered

(licensed) by the California State Superintendent of Banks ("Superintendent") and has chosen not to become a member of the Federal Reserve System.

     The Bank has two subsidiaries, Regency Service Corporation, a California corporation ("RSC"), which engages in the business of real estate development primarily in the Fresno/Clovis area, and Regency Investment Advisors ("RIA"), which provides investment management and consulting services from offices located in the Company's headquarters office at 7060 N. Fresno St., Fresno, California. For more information on RSC and RIA, see, "Real Estate Development Activities" and "Investment Management Activities" under this section and additionally, for further information regarding RSC see notes 4 and 10 of the Company's audited financial statements included in item 8.

     The three areas in which the Bank has directed virtually all of its lending activities are: (i) commercial loans; (ii) real estate loans (including residential construction and mortgage loans); and (iii) consumer loans. As of December 31, 1996, these three categories accounted for approximately 54 percent, 37 percent and 9 percent, respectively, of the Bank's loan portfolio.

     The Bank's deposits are attracted primarily from small and medium-sized businesses, professionals, merchants and individuals. The Bank's deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a material adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries.

     As of December 31, 1996, the Bank had total deposits of $159,802,000. Of this total, $36,613,000 represented noninterest-bearing demand deposits, $73,390,000 represented interest-bearing demand deposits and interest-bearing savings deposits, and $49,795,000 represented time deposits.

     REAL ESTATE DEVELOPMENT ACTIVITIES

     The Bank, through RSC and pursuant to California Financial Code Section 751.3, has engaged in real estate development activities since 1986. RSC's real estate development activities, which typically involve the acquisition, development and sale of the properties (but which sometimes involve the sale of properties prior to their development) historically have been structured as limited partnerships in which RSC is the limited partner and a local developer is the general partner. The Bank, in accordance with internal policies and restrictions which limit the amount of loans that may be made to such partnerships and other parties involved in RSC's real estate projects, from time to time makes loans to such parties. RSC also from time to time makes loans to the partnerships. In exchange for its investment in the partnerships, RSC typically receives 50% of the income generated from the sale of the partnership assets, as well as interest on invested capital.

     Under FDIC regulations, banks were required to divest their real estate development investments as quickly as prudently possible but in no event later than December 19, 1996, and submit a plan to the FDIC regarding divestiture of such investments. Such regulations also permitted banks to apply for the FDIC's consent to continue, on a limited basis, certain real estate development activities.

     In 1994, the Bank and RSC submitted a divestiture plan (the "Divestiture Plan") to the FDIC. The Divestiture Plan provided for RSC to divest itself of all real estate development investments by year-end 1996; however, since RSC was a limited partner in the majority of its real estate development projects and, thus, did not control the operation of such projects, there was no assurance that such divestiture would occur by year-end 1996. In December 1995, the Bank and RSC submitted a request to extend the mandatory time period in which it must divest of its real estate development interests. In December 1996, the FDIC, responding to the Bank's request, granted the Bank and RSC a two year extension, until December 31, 1998, to continue its divestiture activities.

For more information regarding RSC and its financial performance, see "Regency Service Corporation" in item 7, below and additionally see notes 4 and 10 of the Company's audited financial statements included in item 8 for additional information regarding RSC and real estate development activities.

     INVESTMENT MANAGEMENT ACTIVITIES

     RIA was formed in August 1993 through the acquisition by the Bank of the assets, including client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice to individuals and corporate clients for an annual fee that varies depending upon the size of a client's account. For more information regarding RIA and its financial performance, see "Regency Investment Advisors" in item 7, below.

     SUPERVISION AND REGULATION

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, which is owned 100% by the Company, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank is licensed by the California State Superintendent of Banks ("Superintendent"), its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Superintendent and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, subsidiary operations, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Superintendent, the FDIC and the Board of Governors and provide such additional information as the Superintendent, FDIC and the Board of Governors may require. Effective July 1, 1997, all functions of the Superintendent will be transferred to the Commissioner of Financial Institutions (the "Commissioner"), a post newly created by the California legislature in 1996. The Commissioner will be responsible to regulate and supervise, in addition to all California State Banks, California state savings and loan institutions previously supervised by the California Savings and Loan

Commissioner, and California credit unions and industrial loan companies previously supervised by the California Commissioner of Corporations.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below.

     The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgment of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

     The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

     Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

     The Board of Governors and the FDIC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments).
 The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

     The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3 percent Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4 to 5 percent Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

     The federal banking agencies during 1996 issued a joint agency policy statement regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk in the expectation that industry techniques for measurement of such risk will evolve.

     However, the Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

     The Company and Bank's Board of Directors, responding to a request from the Board of Governors and FDIC, have adopted resolutions that the Bank will maintain a Tier 1 leverage ratio of 7 percent or greater and, that the Company will not declare additional cash dividends, incur debt, repurchase any of its stock or make major acquisitions without the prior approval of the Board of Governors.

     At December 31, 1996, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. For more information regarding the Company's capital ratios, see "Capital Resources" in item 7, below.

     The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC or by resolution as described above. For more information regarding the dividends, see "Dividends" in item 5 (c), below.

     COMPETITION

     The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services such as trust services and international banking services which are not offered directly by the Bank and, by virtue of their greater total capitalization upon which legal lending limits are based, such banks have substantially higher limits than the Bank. At December 31, 1996, the Bank's legal lending limits to a single borrower and such borrower's related interests were $2,091,600 on an unsecured basis and $3,486,000 on a fully secured basis based on regulatory capital of $13,944,000.

     The Bank's primary service area encompasses Fresno County and Madera County. As cited in "The Sheshunoff Report" as of June 30, 1996, there were 50 operating banks, savings and loans, credit unions, and savings banks in the service area with total deposits of $6,398,000,000. At that time, the Bank held a total of $141,547,000 in deposits, representing approximately 2.21% of total bank, savings and loan and credit union deposits in the service area. The Bank also competes with six other independent financial institutions headquartered in Fresno County.

     In order to compete with the major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

     Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Further, commercial banks compete for available funds with money market instruments and similar investment vehicles offered by institutions such as brokerage firms, credit card companies and retailers (e.g., Sears, Roebuck & Co.). Such money market funds have provided substantial competition to banks for deposits and it is anticipated that they may continue to do so in the future. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

     The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank can't be predicted.

     On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revised banking regulations, certain aspects of the Federal Deposit Insurance Act and established a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the Comptroller and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

     The FDICIA requires the Board of Governors, the Comptroller and FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

     In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1997. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1997, the Bank estimates that its annual noninterest expense attributed to assessments will increase during 1997 by approximately $6,000.

     The Board of Governors, the Comptroller and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and
Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

     The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital;
(2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." The FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

     Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions;
(2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods;
(5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

     The capital ratio requirements for the "adequately capitalized" category generally are the same as the existing minimum risk-based capital ratios applicable to the Company and the Bank. It is not possible to predict what effect the prompt corrective action regulation will have upon the Company and the Bank or the banking industry taken as a whole in the foreseeable future.

     Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

     The federal financial institution agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If the agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

     The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities as amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

     On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

     Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits. Since October 2, 1995, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

     Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies.
In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

     The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1997.

     The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Bank cannot be determined at this time.

Item 2.   PROPERTIES

     The Company leases land and a building at 5240 N. Palm Avenue, Fresno,

California, under a lease agreement having an initial term of approximately 30 years with 2 five year options. The lease is accounted for as an operating lease for the land and a capital lease for the building. The facility is approximately 9,000 square feet with rental payments of $1.05 per square foot per month. The lease calls for rent payment increases of 25% every five years. The foregoing description of the lease is qualified by reference to the lease agreement dated December 22, 1988 attached as exhibit 10.10 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 27, 1994.

     On February 20, 1995, the Bank entered into a lease agreement for its SBA loan production office located at 3501 Coffee Road, Suite 3, Modesto, California. The lease is for a period of 5 years on facilities of 1,072 square feet at a lease rate of $1.25 per square foot. The lease calls for annual rent adjustments based on changes in the consumer price index of not less than 3% and not more than 5%. The foregoing description of the lease is qualified by reference to the lease agreement dated February 20, 1995 and attached as exhibit
10.19 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

     On August 17, 1995, the Company entered into a sale-leaseback of its corporate headquarters located at 7060 N. Fresno Street, Fresno, California.
The leaseback is accounted for as an operating lease with a term of 15 years and contains provisions for periodic rent increases every three years based on changes in the consumer price index not to exceed 12% per period. The facility is approximately 24,100 square feet with the initial rental rate set at $1.35 per square foot. The foregoing description of the lease is qualified by reference to the lease agreement dated August 17, 1995 and attached as exhibit
10.21 to the Company's Form 10-K for the year ended December 31, 1995.

     On December 14, 1995, the Bank renewed the lease on its limited service facility, commonly referred to as the Mini Branch, at 726 W. Shaw Avenue, Fresno, California. The term of the lease is for five years with provisions for rent rate increases in years 2 and 4 as specified in the lease agreement. The facility is approximately 350 square feet in size with the initial rental rate set at $1,450 per month. The foregoing description of the lease is qualified by reference to the lease agreement dated December 14, 1995 and attached as exhibit
10.23 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

     On May 13, 1996, the Bank entered into a lease for its fourth branch office, commonly referred to as the Madera Branch, at 126 North "D" Street, Madera, California. The initial term of the lease is for three years at a fixed rate of $2091.75 per month with an option for an additional three years at a rate of $2510.00 per month. The facility is approximately 2,500 square feet in size and is located in the primary downtown business district in Madera. The foregoing description of the lease is qualified by reference to the lease agreement dated May 13, 1996 and attached as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     Rent expense under all operating lease agreements was $540,000, $273,000, and $214,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

     At December 31, 1996, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following:

                                        CAPITAL LEASES     OPERATING LEASES
1997                                        $   47,525          $   516,479
1998                                            47,525              516,993

1999                                            47,525              506,170
2000                                            75,650              477,120
2001                                            75,650              457,417
Thereafter                                   2,603,155            4,931,448
                                             ---------            ---------
Total minimum lease payments                 2,897,030          $ 7,405,627
                                                                -----------
Amount representing interest               (2,652,030)
                                           -----------
Net present value of minimum
  lease payments                            $  245,000
                                            ----------


Item 3.   LEGAL PROCEEDINGS

     There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

     Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     There is limited trading in and no established public market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange nor is it quoted by The Nasdaq Stock Market. Hoefer & Arnett, Incorporated, Sutro & Co., Banc Stock Exchange and Van Kasper & Company facilitate trades in the Company's Common Stock. Based on information provided to the Company from these sources, the range of high and low bids for the Company's Common Stock for the two most recent fiscal years (restated to reflect stock dividends paid by the Company) are set forth below. Such bid prices represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     CALENDAR YEAR                                     LOW           HIGH
     1995
     First Quarter                                  $ 9.75         $10.25
     Second Quarter                                  10.00          10.13
     Third Quarter                                    8.75           9.75
     Fourth Quarter                                   7.00           9.00
     1996
     First Quarter                                  $ 7.00         $ 8.00
     Second Quarter                                   7.50           9.00
     Third Quarter                                    7.00           8.50
     Fourth Quarter                                   7.25          9.875


The bid price for the Company's Common Stock was  $9.125 as of  March 18, 1997.

(b)  HOLDERS

     As of March 18, 1997, there were approximately 350 holders of the Common Stock of the Company. There are no other classes of common equity outstanding.

(c)  DIVIDENDS

     The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that banks may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Superintendent determines that the shareholder's equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Superintendent may order the bank to refrain from making a proposed distribution.

     The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

     Under these provisions and considering minimum regulatory capital requirements, at December 31, 1996, further dividends from the Bank to the Holding Company would need prior approval of the Superintendent of Banking. Additionally, the Company's Board of Directors, responding to a request from the Board of Governors and FDIC, have adopted a resolution that the Company will not declare additional cash dividends without the prior approval of the Board of Governors.

     During 1996, the Company paid four quarterly cash dividends of $.06 per common share. During 1995, the Company paid four cash dividends of $.05 per common share as well as a 5% stock dividend to shareholders of record on May 12, 1995. There can be no assurance that the Company will pay dividends in the future. The determination to pay dividends is subject to regulatory restrictions applicable to the Bank and the Company, the financial condition of the Bank and the Company and such other factors as the Board of Directors of the Company may consider.

Item 6.   SELECTED FINANCIAL DATA

     The following table presents certain consolidated financial information concerning the business of the Company and the Bank. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

---------------------------------------------------------------------------------------------------------
(In thousands, except
percentages, share and per share data)          1996          1995        1994          1993      1992
---------------------------------------------------------------------------------------------------------

OPERATING RESULTS:
Interest income                              $   13,227   $   12,841  $   10,708   $    8,952  $    9,392

Interest expense                                  4,694        5,092       2,989        2,509       3,102

                                             ----------   ----------  ----------   ----------   ----------
Net interest income                               8,533        7,749       7,719        6,443       6,290
Provision for Loan Loss                               -          470         487           37         327
                                             ----------   ----------  ----------   ----------   ----------
Net interest income after provision
  for loan losses                                 8,533        7,279       7,232        6,406       5,963

Non-interest income                          $    3,109   $    1,883  $    4,026   $    3,604  $    3,089
Non-interest expense                              9,902       12,105       8,327        6,660       6,042
                                             ----------   ----------  ----------   ----------   ----------
Income/(Loss) before income taxes                 1,740      (2,943)       2,931        3,350       3,010
Income taxes (Benefit)                              732      (1,176)       1,195        1,388       1,196
                                             ----------   ----------  ----------   ----------   ----------
Net Income/(Loss)                                 1,008      (1,767)       1,736        1,962       1,814

FINANCIAL CONDITION AND CAPITAL
  YEAR END BALANCES:
Total assets                                 $  181,058   $  163,682  $  155,802   $  144,012  $  118,776
Net loans                                        99,770       94,529      89,589       85,453      70,540
Investments in real estate                       16,926       17,954      16,209       13,797      10,675
Deposits                                        159,802      143,745     137,889      123,529     106,225
Shareholders' equity                             13,470       12,942      14,327       12,945      10,885

FINANCIAL CONDITION AND CAPITAL
  AVERAGE BALANCES:
Total assets                                 $  166,532   $  160,215  $  144,734   $  124,259  $  115,745
Net loans                                        98,333       91,046      83,230       70,984      70,809
Investments in real estate                       17,892       17,801      15,667       12,034      10,279
Deposits                                        143,723      142,943     128,288      110,272     102,187
Shareholders' equity                             13,358       14,948      13,737       11,950       9,071

FINANCIAL RATIOS:
Return on average assets                          0.61%      (1.10%)       1.20%        1.58%       1.57%
Return on average equity                          7.55%     (11.82%)      12.64%       16.42%      20.00%
Average equity to average assets                  8.02%        9.33%       9.49%        9.62%       7.84%
Dividend payout ratio                            43.33%     (19.93%)       9.50%            -           -
Allowance for loan losses to total loans          1.58%        1.85%       1.69%        1.54%       1.79%

PER SHARE:
Net Income/(Loss)                                $  .54   $    (.98)  $      .94   $     1.08  $      .99
Dividends declared                                  .24          .20         .10            -           -
Weighted average shares outstanding           1,871,671    1,805,270   1,841,421    1,821,916   1,832,702
---------------------------------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     BUSINESS ORGANIZATION

     Regency Bancorp (the "Company") is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and its subsidiaries, with headquarters and branches in Fresno and Madera, California. In 1995, upon formation of the holding company, the Company acquired all of the outstanding common stock of the Bank. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's principal regulator.

     The Bank engages in basic commercial and consumer banking, offering a diverse range of traditional banking products and services to the business, professional and consumer markets, with emphasis on business and professional accounts.

     The Bank emphasizes the delivery of these products within its primary service area consisting of Fresno County and Madera County.

     The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

     OVERVIEW

     For the fiscal year ended December 31, 1996 the Company recorded net income of $1,008,000 representing an increase of $2,775,000 from 1995's net loss of $1,767,000. For the fiscal year ended December 31, 1995 the Company had a net loss of $1,767,000 representing a decline of $3,503,000 or 201.7 % from 1994 net income of $1,736,000. On a per common and common equivalent share basis, net income for 1996 was $.54 compared to a net loss of $(.98)
and to net income of $.94 per share for the preceding two years.   The
increase in net income in 1996 was primarily the result of lower losses related to RSC's real estate development activities as well as an increase of income from the sale of SBA loans. The net loss recorded in 1995 was primarily a result of losses experienced by RSC, the Bank's real estate development subsidiary. For the year ended December 31, 1995, RSC recorded a pre-tax net loss of $3,441,000 primarily as a result of expenses of $2,908,000 incurred for the establishment of a reserve for potential future project losses. These factors are discussed in more detail later in this analysis.

     Common shareholder's equity increased by $528,000 during 1996 to $13,470,000, primarily as a result of the retention of retained earnings net of four cash dividends totaling $437,000. In 1995, shareholders equity declined by $1,385,000 to $12,942,000 primarily as a result of losses experienced by RSC. In 1994, common shareholders' equity increased by $1,382,000 primarily through retention of earnings. During 1996, the Company declared and paid four quarterly cash dividends of $.06 per common share. In 1995 and 1994, the Company paid four and two cash dividends of $.05 respectively. It is the objective of management to maintain adequate capital for future growth through retention of earnings and by board resolution to maintain a minimum tier one leverage capital ratio of 7.00% or greater. Therefore, there can be no assurance that the Company will pay dividends in the future. See Item 5 -"Market For Registrant's Common Equity and Related Stockholder Matters", for discussion of dividend restriction applicable to the Company and Bank. The Company's ratio of common shareholders' equity to total assets was 7.44% at December 31, 1996 compared to 7.91% at December 31,
1995 and 9.20% at December 31, 1994.   In addition to the cash dividends
paid, the Company distributed a five percent stock dividend during 1995. Per share earnings have been adjusted to reflect any stock dividends and any dilutive effect of common stock equivalents (stock options outstanding but not exercised) calculated on the treasury stock method.

     INVESTMENT SECURITIES

     The provisions of Statement of Financial Accounting Standards (SFAS) 115 require, among other things, that certain investments in debt and equity securities be classified under three categories: securities held-to-maturity; trading securities; and securities available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost; securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in operations; and securities classified as available-for-sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. The Company has not classified securities as trading securities.

     Although the Company currently has the ability to hold its entire investment portfolio until maturity, management makes a determination at the time of purchase as to which classification is most appropriate based on various factors. Securities classified as held-to-maturity are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in investment income.
 Interest on securities classified as held-to-maturity is included in investment income.

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income.

     During the period between December 31, 1995 and December 31, 1996, the Company recorded a net decrease in the value of its available-for-sale portfolio of $43,467 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity. This change in value is primarily the result of an overall decline in interest rates resulting in higher market values of the Company's security portfolio.

The following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES           DECEMBER 1996             DECEMBER 1995             DECEMBER 1994
--------------------------------------------------------------------------------------------------------------
(In thousands)                      Amortized         Fair    Amortized         Fair    Amortized         Fair
                                         Cost        Value         Cost        Value         Cost        Value
--------------------------------------------------------------------------------------------------------------
U.S. Treasuries                      $  2,020     $  2,029     $  2,003     $  2,004     $  1,998     $  1,964
U.S. Government Agencies               21,409       21,380       20,474       20,459       15,942       15,082
State and Political Subdivisions        1,518        1,559        1,540        1,601            -            -
Mortgage-backed Securities              7,972        7,952        7,655        7,686        3,054        2,846
Equity Securities                         350          350
--------------------------------------------------------------------------------------------------------------
                                     $ 33,269     $ 33,270     $ 31,672     $ 31,750     $ 20,994     $ 19,892
--------------------------------------------------------------------------------------------------------------

The following table sets forth the securities available-for-sale as of December 31, 1996 and weighted average yields of such securities.

--------------------------------------------------------------------------------------------------------------------------
                                                            AFTER ONE        AFTER FIVE
                                             WITHIN        BUT WITHIN        BUT WITHIN             AFTER
SECURITIES AVAILABLE-FOR-SALE (1)          ONE YEAR        FIVE YEARS         TEN YEARS         TEN YEARS            TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                    Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield   Amount   Yield
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                          -       0%    2,020    6.05%        -       0%        -       0%    2,020   6.05%
U.S. Government agencies             2,993    5.44%   13,416    6.23%    5,000    7.17%        -       0%   21,409   6.34&
Mortgage-backed securities              57    6.97%      879    8.19%      533    8.56%    6,503    6.38%    7,972   6.70%
State and political subdivisions       330    5.91%      883    6.01%      305    5.37%        -       0%    1,518   5.86%
Equity Securities                      350    5.57%        -       0%        -       0%        -       0%      350   5.70%
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                3,730    5.52%   17,198    6.30%    5,838    7.20%    6,503    6.38%   33,269   6.39%
--------------------------------------------------------------------------------------------------------------------------

(1) Yields calculated on nontaxable securities have not considered tax equivalent effects.

The following is a comparison of the amortized cost and approximate fair value of securities held-to-maturity:

--------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES             DECEMBER 1996             DECEMBER 1995             DECEMBER 1994
--------------------------------------------------------------------------------------------------------------
(In thousands)                      Amortized         Fair    Amortized         Fair    Amortized         Fair
                                         Cost        Value         Cost        Value         Cost        Value
--------------------------------------------------------------------------------------------------------------
U.S. Treasuries                             -            -            -            -            -            -
U.S. Government Agencies                    -            -            -            -        5,988        5,612
State and Political Subdivisions            -            -            -            -        1,065        1,077
Mortgage-backed Securities                  -            -            -            -            -            -
Equity Securities
--------------------------------------------------------------------------------------------------------------
                                            -            -            -            -     $  7,053     $  6,689
--------------------------------------------------------------------------------------------------------------

                                       19

     NET INTEREST INCOME

     The Company's operating results depend primarily on net interest income (the difference between the interest earned on loans and investments less interest expense on deposit accounts and borrowings). A primary factor affecting the level of net interest income is the Company's interest rate margin, the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities.

The following table presents, for the periods indicated, the Company's total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant cost, expressed both in dollars and rates. The table also sets forth the net interest income and the net earning balance for the periods indicated.

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES


------------------------------------------------------------------------------------------------------------------------------------
                                                  1996                              1995                            1994
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)    AVERAGE    YIELD/    INTEREST     AVERAGE    YIELD/   INTEREST     AVERAGE   YIELD/   INTEREST
                                      BALANCE      RATE                 BALANCE      RATE                BALANCE     RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Loans (1)                           $ 100,052    11.25%   $  11,255   $  92,501    11.69%  $  10,816   $  84,559   10.95%  $   9,255
Investment securities (2)              29,013     6.22%       1,805      30,665     6.27%      1,923      25,313    5.55%      1,406
Federal funds sold & other              3,254     5.13%         167       1,907     5.40%        103       1,099    4.28%         47
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         132,319    10.00%      13,227     125,073    10.27%     12,842     110,971    9.65%     10,708
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowances for credit losses          (1,719)                           (1,455)                          (1,329)
Cash and due from banks                 8,482                             7,920                            7,090
Real estate investments                17,892                            17,801                           15,667
Premises and equipment, net             2,296                             4,769                            6,138
Cash surrender value of
  life insurance                        2,829                             2,699                            2,655
Accrued interest receivable
  and other assets                      4,435                             3,408                            3,542
------------------------------------------------------------------------------------------------------------------------------------
Total average assets                $ 166,534                         $ 160,215                        $ 144,734
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Transaction accounts                $  46,237     2.67%   $   1,235   $  51,759     3.33%  $   1,721   $  58,285    2.76%  $   1,607
Savings accounts                       25,327     4.18%       1,058      22,518     4.76%      1,071       7,515    3.79%        285
Time deposits                          41,791     5.36%       2,241      40,379     5.51%      2,225      33,165    3.72%      1,234
Federal funds purchased
  and other (3)                         6,795     2.36%         160       1,635     4.59%         75       4,016  (3.41%)      (137)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                         120,150     3.91%       4,694     116,291     4.38%      5,092     102,981    2.90%      2,989
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:

Transaction accounts                   30,369                            26,652                           25,307
Other liabilities                       2,657                             2,324                            2,709
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     153,176                           145,267                          130,997
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock                            8,868                             8,500                            7,014
Retained earnings                       4,529                             6,678                            6,907
Unrealized gain/(loss) on
  investment securities                  (39)                             (230)                            (184)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity             13,358                            14,948                           13,737
------------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
  shareholders' equity              $ 166,534                         $ 160,215                        $ 144,734
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       $   8,533                        $   7,750                       $   7,719
------------------------------------------------------------------------------------------------------------------------------------
Interest income as a
  percentage of average
  interest-earning assets                        10.00%                            10.27%                           9.65%
Interest expense as a
  percentage of average
  interest-earning assets                       (3.55%)                           (4.07%)                         (2.69%)
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                               6.45%                             6.20%                           6.96%
------------------------------------------------------------------------------------------------------------------------------------


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,232,090, $1,220,000 and $1,456,000 for the years ended December 31,
     1996, 1995 and 1994, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

(3) Interest expense has been reduced by capitalized interest on real estate projects of approximately $0, $55,000 and $299,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Changes in the net interest income can be attributed to changes in the yield on interest-earning assets, the rate paid on interest-bearing liabilities, as well as changes in the volume of interest-earning assets and interest-bearing liabilities. The following table presents the dollar amount of certain changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the periods indicated.

     VOLUME/RATE ANALYSIS

(In thousands)                                                1996 - 1995                   1995 - 1994
--------------------------------------------------------------------------------------------------------------
                                                      Volume      Rate     Total    Volume      Rate     Total
--------------------------------------------------------------------------------------------------------------
NET INTEREST EARNINGS VARIANCE ANALYSIS: (1)

Increase (decrease) in interest income:
Loans                                                    820     (381)       439       903       658     1,561
Investment securities (2)                              (103)      (15)     (118)       321       196       517
Federal funds sold and other                              69       (5)        64        41        15        56

--------------------------------------------------------------------------------------------------------------
Total                                                    786     (401)       385     1,265       869     2,134
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest expense:
Transaction accounts                                   (171)     (315)     (486)     (136)       250       114
Savings accounts                                       (533)       520      (13)       697        89       786
Time deposits                                             69      (53)        16       309       682       991
Federal funds purchased and other                        100      (15)        85        43       169       212

--------------------------------------------------------------------------------------------------------------
Total                                                  (535)       137     (398)       913     1,190     2,103
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income             1,321     (538)       783       352     (321)        31
--------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Total interest income before the provision for loan losses increased $386,000 or 3.00% in 1996 to $13,227,000. During 1995, interest income before the provision for loan losses increased by $2,134,000 or 19.93% to $12,842,000 from $10,708,000 in 1994. Interest expense in 1996 declined by $398,000 or 7.81% to $4,694,000. Interest expense in 1995 increased by $2,103,000 to $5,092,000 for the year compared to $2,989,000 for 1994. Net interest margin increased to 6.45% in 1996 from 6.20% in 1995 and 6.96% in 1994. The primary reasons for the increase in net interest margin were lower rates paid on deposit accounts, as well as the growth of the Bank's interest-earning assets.

     Average interest-earning assets increased $7,246,000 to $132,319,000 in 1996 compared to $125,073,000 in 1995 and $110,971,000 in 1994. Growth in
interest earning assets was primarily centered in the Company's loan portfolio. Average interest bearing liabilities grew by $3,859,000 in 1996 to $120,150,000 from $116,291,000 in 1995 and $102,981,000 in 1994. Higher rate savings accounts and growth in other borrowings primarily related to the dissolution of several RSC limited partnerships and the Company's subsequent assumption of the debt underlying the properties. During the past 3 years, the overall interest rate environment has been somewhat volatile. During 1994, rates rose most of the year with overall increases in the prime rate, the rate that most of the Banks loans are tied to, as well as deposit rates in general. In 1995, rates reversed course and trended downward with the prime rate dropping and deposit rates declining as well albeit at a slower rate. In 1996, rates stabilized and trended slightly lower. In general, in a rising
                                       22
rate environment like 1994, the Bank's loan products tend to reprice more quickly while its deposit products tend to lag. As rates level off, loan repricing tends to slow down while deposits continue to reprice to higher rates as CD's mature and various other products seek market equilibrium. Consequently, in a rising rate environment the net interest margin tends to first expand, as reflected by a larger than normal net interest margin of 6.96% during 1994, and then contracts, as reflected by the 6.20% net interest margin in 1995. In 1996, as rates continued to trend lower the Bank continued to fine tune its rates paid on deposit accounts while loan rates and fees decreased only slightly. The result of these actions was an improved net interest margin of 6.45% for the 1996 year. During the fourth quarter of 1996, the Bank's net interest margin declined to 6.17% as a result of competitive pressures driving loan rates and fees lower.

     INTEREST-EARNING ASSET MIX


-----------------------------------------------------------------------------------------------------------
(In thousands except percentages)            1996                    1995                     1994
-----------------------------------------------------------------------------------------------------------
(Percentage of average interest       Average   Percentage    Average   Percentage     Average   Percentage
earning assets)                       Balance     of Total    Balance     of Total     Balance     of Total
-----------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSET MIX:
Loans                                 100,052       75.61%     92,501       73.96%      84,559       76.20%
Investment securities                  29,013       21.93%     30,665       24.52%      25,313       22.81%
Federal funds sold and other            3,254        2.46%      1,907        1.52%       1,099        0.99%

-----------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets        $132,319       100.0%   $125,073       100.0%    $110,971       100.0%
-----------------------------------------------------------------------------------------------------------


     Average interest-earning assets increased $7,246,000 to $132,319,000 in 1996, compared to $125,073,000 in 1995 and $110,971,000 in 1994. Average
loans increased by $7.5 million to $100.1 million representing 75.61% of average interest-earning assets in 1996, compared to $92.5 million or 73.96% in 1995 and $84.6 million or 76.20% in 1994. The yield on average loans decreased to 11.25% in 1996 from 11.69% in 1995 and 10.95% in 1994. The primary reason for the decrease in the average interest rate on loans in 1996 was a lower prime rate effective for most of the year and intense competition from major bank lenders.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short term investments. These investments are maintained to meet the liquidity requirements of the Company as well as pledging requirements on certain deposits, and typically have a lower yield than loans. The yield on investments declined slightly to 6.22% for the period ended December 31, 1996 from 6.27% for the period ended December 31, 1995. The yield on investments was 5.55% for the period ended December 31, 1994. The change in 1996 was primarily attributed to lower interest rates during 1996 as reflected by the yield curve. The change in 1994 from 1993 was primarily the result of higher interest rates during 1995 compared to 1994 as reflected by the yield curve.

     Interest expense decreased in 1996 primarily as a result of lower rates paid for interest bearing deposit accounts. The average rate paid on interest bearing liabilities in 1996 declined 47 basis points to 3.91% from 4.38% in 1995 and 2.90% in 1994. Interest expense increased in 1995 as a result of an increase in volume and an increase in the average rate paid on interest-bearing liabilities from 2.90% in 1994 to 4.38% in 1995.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan origination's, servicing and depositor service charges), as well as from the Bank's two subsidiaries, RSC (income from real estate partnerships), and RIA (income from investment management services).

     OTHER INCOME

-------------------------------------------------------------------------------
(In thousands)                                   1996         1995         1994
-------------------------------------------------------------------------------
OTHER INCOME:
Income from investments
  in real estate partnerships                       -            -        1,784
Gain on sale of SBA loans                       1,315          590          887
Depositor service charges                         338          271          244
Income from investment management
  services                                        682          471          351
Gain (loss) on sale of securities                   -         (25)            -
Gain on sale of assets                             18            7           47
Servicing fees on loans sold                      322          321          276
Other                                             434          248          437
-------------------------------------------------------------------------------
TOTAL                                        $  3,109     $  1,883     $  4,026
-------------------------------------------------------------------------------

     Other income increased $1,226,000 to $3,109,000 in 1996 from $1,883,000 in
1995. All categories of other income increased in 1996 with the greatest increases occurring in gain on sale of SBA loans, up $725,000, and income from investment management services (RIA), $211,000. In 1995 other income decreased $2,143,000 to $1,883,000 from $4,026,000 for 1994. The decrease in
1995 was primarily the result of a decline in income from RSC's real estate investment activities. During 1995, RSC set aside $2,798,000 as a reserve against future losses in the real estate limited partnerships and reserves for loan losses totaling $110,000.

     SBA LOAN ORIGINATION & SALES

     The Bank originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan. The Bank then sells the guaranteed portion of the loan in the secondary market while retaining the unguaranteed portion of the loan as well as the ongoing servicing. Income from the sale of the guaranteed portion is affected by the timing and volume of sales (when loans are funded and available for sale), as well as the premium paid in the secondary market. The premium paid in the secondary market is further affected by the rate and terms of the loan as well as the yield curve. During 1996, 1995 and 1994 the Company sold SBA guaranteed loans of approximately $12,794,000, $6,850,000 and $12,631,000 respectively.

     During the year ended December 31, 1996, the Company recognized gains on sale of SBA loans of $1,315,000, an increase of $725,000 from $590,000 in the comparable period of 1995. This increase was primarily the result of
additional loans available for sale during 1996.   During the year ended
December 31, 1995, the Company recognized gains on sale of SBA loans of $590,000, a decrease of $297,000 from $887,000 in the comparable period of 1994. The decrease was primarily the result of timing related to the number and volume of loans available for sale in the respective periods.

     The third source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. For 1996, servicing fee income increased $1,000 to $322,000. For 1995, servicing fee income increased $45,000 to $321,000 from $276,000 for the comparable period in 1994. These increases are the result of a larger servicing portfolio of loans.

     REGENCY SERVICE CORPORATION (RSC)

     The Bank's wholly owned subsidiary, Regency Service Corporation ("RSC"), has engaged in real estate development activities since 1986. Such activities, which typically involve the acquisition, development and sale of residential real properties (but which sometimes involve the sale of properties prior to development), historically have been structured as limited partnerships in which RSC is the limited partner and a local developer is the general partner. Partnerships are accounted for under the equity method. Sales of properties are recognized on the accrual method and are allocated between the partners based on the provisions of the various partnership agreements.

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. As of December 31, 1996, RSC is the limited partner in two projects and the sole owner of seven additional projects that were acquired through the dissolution of various limited partnerships. The Company had $16,489,000 invested in these projects compared to $17,954,000 at December 31, 1995 and $16,208,600 at December 31, 1994. In
addition, $4,164,000 in loans from RSC to various entities have been classified as construction loans on the consolidated balance sheet of which $3,250,000 have been placed on nonaccrual status at December 31, 1996.

     The FDIC has adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 regarding real estate investment and development activities of insured state banks and their majority-owned subsidiaries.

     Under the FDIC regulations, banks were required to divest their real estate development investments as quickly as prudently possible, but in no event later than December 19, 1996, and submit a plan to the FDIC regarding divestiture of such investments. Such regulations also permitted banks to apply for the FDIC's consent to continue, on a limited basis, certain real estate development activities.

     In 1994, the Bank and RSC submitted a divestiture plan (the "Divestiture Plan") to the FDIC. The Divestiture Plan provided for RSC to divest itself of all real estate development investments by year-end 1996; however, since RSC was a limited partner in the majority of its real estate development projects and, thus, did not control the operation of such projects, there was no assurance that such divestiture would occur by year-end 1996. In December 1995, the Bank and RSC submitted a request to extend the mandatory time period in which it must divest of its real estate development interests. In December 1996, the FDIC, responding to the Banks request, granted the Bank and RSC a two year extension, until December 31, 1998, to continue its divestiture activities.

     Through this divestiture process, RSC has obtained sole ownership of seven projects and has financed the sale of two projects to former joint venture partners. As of December 31, 1996 RSC has two remaining joint venture projects in which RSC is the limited partner.

     Income from RSC is affected by both the timing of sales as well as the price paid for the partnerships' properties. The timing of sales can be affected by economic conditions such as financing availability and competition in the marketplace, as well as seasonal variations such as the effect that inclement weather may have on development.

     Increased competition from a large supply of homes and lots in the Fresno/Clovis market have slowed sales over the past three years.
Additionally, many home sellers, including some of the partnerships, have offered incentives to buyers in an effort to increase sales further eroding profit margins.

     During the year ended December 31, 1996, the loss from real estate development activity was $351,000 compared to a loss of $3,441,000 in 1995 and compared to income of $1,784,000 in 1994. The $3,090,000 improvement in losses related to real estate development was the primary reason for the Company's improved earnings in 1996. Conversely, the loss of $3,441,000 in 1995 was the primary reason for the Company's loss in 1995.

     In 1995, the Company established a reserve for losses related to the sale of real estate of $2,798,000. During 1996, as actual sales took place and losses were realized, the reserve was reduced by $1,488,000. As of December 31, 1996, the balance of the reserve for potential future losses is $1,310,000.

     On a stand alone basis, RSC's net loss including operating expenses, reduced the Company's overall pre-tax income by $1,499,000 in the year ended December 31, 1996 and by $4,014,000 in the year ended December 31, 1995. Operating expenses related to RSC's activities are discussed further under "Other Expense" below.

     See notes 4 and 10 of the Company's audited financial statements included in item 8 for additional information regarding RSC and real estate development activities

     REGENCY INVESTMENT ADVISORS (RIA)

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

     Income from RIA as of December 31, of 1996 increased to $682,000 from $471,000 in the same period of 1995, an increase of $211,000. Income from RIA as of December 31, of 1995 increased to $471,000 from $351,000 in the same period of 1994, an increase of $120,000. Due to acquisition costs as well as overhead expense incurred after acquisition, RIA had posted a net loss on a stand alone basis since inception, however, in 1996 RIA posted not only record revenue as indicated above, but net income on a stand alone basis of $55,000 pre-tax. RIA's net pre-tax stand alone loss in 1995 and 1994 was $163,000 and $204,000 respectively.

     As of December 31, 1996, RIA had $77.2 million in assets under management an increase of $20.4 million or 35.9% over 1995. As of December 31, 1995, RIA had $56.8 million in assets under management, an increase of $17.0 million compared to $39.8 million as of December 31, 1994. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     OTHER EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

     OTHER OPERATING EXPENSE TO AVERAGE ASSETS


--------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                          1996                1995                1994
--------------------------------------------------------------------------------------------------------------
OTHER EXPENSE:

Loss from investments in real estate partnerships        351      .21%     3,441     2.15%         -      .00%
Salaries and related benefits                          4,560     2.74%     4,441     2.77%     3,920     2.71%
Occupancy                                              1,567      .94%     1,366      .85%     1,214      .84%
FDIC insurance and regulatory assessments                 63      .04%       175      .11%       288      .20%
Marketing                                                428      .26%       382      .24%       505      .34%
Professional services                                    749      .45%       521      .33%       459      .32%
Directors' fees and expenses                             383      .23%       298      .18%       294      .20%
Management fees for real estate projects                 488      .29%       243      .15%       674      .47%
Supplies, telephone and postage                          350      .21%       294      .18%       257      .18%
Other                                                    963      .58%       945      .59%       716      .49%

--------------------------------------------------------------------------------------------------------------
TOTAL                                                $ 9,902     5.95%   $12,106     7.55%   $ 8,327     5.75%
--------------------------------------------------------------------------------------------------------------


     Other expenses decreased by $2,204,000 or 18.2% to $9,902,000 in 1996 from $12,106,000 in 1995 primarily as a result in a drop of $3,090,000 in expense related to real estate development activities (RSC). In 1995, non-interest expense increased by $3,779,000 or 45.4% compared to the same period of 1994, primarily due to the inclusion of RSC's loss from investments in real estate partnerships in the Other Operating Expense Category. When compared to average assets for the respective periods, other expenses decreased to 5.95% for 1996 as compared to 7.55% for 1995 and 5.75% in 1994.

     Although expenses related to RSC decreased substantially in 1996, expenses associated with the operation of RSC, reflected within various expense categories above, totaled $1,317,000, $874,000 and $1,176,000 in 1996, 1995 and 1994 respectively.  The increase in 1996 was primarily the result of higher professional fees associated with the dissolution of limited partnerships. 1995's decline in RSC's overall operating expenses resulted from lower project management costs associated with a restructuring of the
project manager agreement.   Reflected on a stand alone basis RSC's overall
operating expense as a percentage of average assets was .79%, .55% and .81% in 1996, 1995 and 1994 respectively.

     Salaries and related benefits increased by $119,000 or 2.68% in 1996 to $4,560,000 primarily as additional staff related to the opening of the Madera branch as well as higher commissions paid to staff on incentive based compensation. During 1995, salaries and related benefits increased by $521,000 to $4,441,000 from $3,920,000 in 1994 primarily as a result of
additional staff hired.   As a percentage of average assets, salaries and
related benefits were 2.74%, 2.77% and 2.71%  in 1996, 1995 and 1994, respectively.

     Occupancy expense increased by $201,000 in 1996 to $1,567,000 from $1,366,000 in 1995 and $1,214,000 in 1994. The increase in 1996 was primarily the result of a full year's rental expense in 1996 related to the sale/leaseback transaction involving the Company's headquarters building in August of 1995 and secondarily as a result of the Bank's opening of its Madera branch mid-year. As a percentage of average assets, occupancy expense was .94%, .85% and .84% in 1996, 1995 and 1994, respectively.

     During 1995, the FDIC reduced the rate at which banks pay for FDIC insurance to a range from $0 to $0.27 per $100 of deposits. Due to this change in rates, the Company's FDIC insurance and regulatory assessments declined by $112,000 to $63,000 in 1996. In 1995, FDIC insurance and regulatory assessments declined by $113,000 to $175,000 from $288,000 in
1994.   As a percentage of average assets, FDIC insurance and regulatory assessments were .04%, .11% and .20%  in 1996, 1995 and 1994, respectively.

     Professional services consist primarily of fees paid for legal, accounting and consulting services to third party professionals. During 1996, professional services increased by $228,000 to $749,000 for the year ended December 31, 1996 from $521,000 in 1995 and $459,000 in 1994. As a percentage of average assets, professional services .45%, .33% and .32% in 1996, 1995 and 1994, respectively. The primary reason for the increase in professional services in 1996 was additional expenses related to legal, audit and consulting services for RSC.

     Management fees paid for real estate projects increased by $245,000 to $488,000 in 1996 from $243,000 in 1995 and $674,000 in 1994. As a percentage of average assets, management fees for real estate projects were .29%, .15% and .47% in 1996, 1995 and 1994, respectively.

     Supplies, telephone and postage increased by $56,000 to $350,000 in 1996 from $294,000 in 1995 and $257,000 in 1994. The primary cause of the increased expense in 1996 and 1995 related to higher postal rates as well as a larger customer base in each year. As a percentage of average assets, supplies, telephone and postage were .21%, .18% and .18% in 1996, 1995 and 1994, respectively.

     Other expenses increased by $18,000 to $963,000 in 1996 from $945,000 in 1995 and $716,000 in 1994. The primary cause of the increase in 1996 was the one time expense of $140,000 related to the expiration of an option to purchase the property immediately contiguous to the Company's headquarters building. As a percentage of average assets, other expenses were .58%, .59% and .49% in 1996, 1995 and 1994, respectively.

     BALANCE SHEET ANALYSIS

     For the year ended December 31, 1996, total assets increased by $17,376,000 or 10.6% to $181,058,000 from $163,682,000 at December 31, 1995. For 1996, net loans increased $5,241,000 or 5.5% while cash and cash equivalents increased $10,909,000 or 122.2% as the company increased its cash liquidity. During 1995, total assets increased $7,880,000 or 5.06% from $155,802,000 at December 31, 1994. During 1995, the Company's loan portfolio increased by $5,028,000 or 5.46%.

     Deposits increased during 1996 by $16,057,000 or 11.2% to $159,802,000 from $143,745,000 at December 31, 1995. Growth in deposits was split between non-interest checking accounts, savings accounts and certificates of deposit. During 1995, deposits increased $5,856,000 or 4.25% from $137,889,000 at
December 31, 1994. Deposit increases in 1995 primarily consisted of increases in savings accounts and certificates of deposits. Notes payable increased by $868,000 or 21.1% to $4,977,000 at December 31, 1996 from
$4,109,000 at December 31, 1995. The primary reason for the increase was the dissolution of several RSC partnerships in which RSC obtained sole ownership
of the underlying property and assumed the debts of the partnership.   At
December 31, 1994, all partnerships were accounted for on the equity method, so the underlying partnership debt was not a direct obligation of RSC.

Loans are comprised of the following:


----------------------------------------------------------------------------------------------------------------------------
(In thousands,
except percentages)          DECEMBER 1996       DECEMBER 1995       DECEMBER 1994       DECEMBER 1993       DECEMBER 1992
----------------------------------------------------------------------------------------------------------------------------
Commercial                 $ 56,625    55.3%   $ 54,150    55.7%   $ 46,374    50.3%   $ 43,422    49.5%   $ 34,787    48.0%
Real estate:
  Construction               13,260    12.9%     23,706    24.4%     29,857    32.4%     29,351    33.4%     24,597    33.9%
  Real estate mortgage       23,795    23.2%     10,389    10.7%      9,318    10.1%      9,225    10.5%      9,750    13.4%
  Consumer and other          8,778     8.6%      8,892     9.2%      6,559     7.2%      5,754     6.6%      3,380     4.7%
----------------------------------------------------------------------------------------------------------------------------
SUBTOTAL                    102,458     100%     97,137     100%     92,108     100%     87,752     100%     72,514     100%
----------------------------------------------------------------------------------------------------------------------------
Less:
Allowances
  for credit losses           1,615               1,784               1,541               1,338               1,289
Deferred loan fees              392                 356                 542                 605                 563
Unearned discount               681                 468                 436                 356                 122
----------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET           $ 99,770            $ 94,529            $ 89,589            $ 85,453            $ 70,540
----------------------------------------------------------------------------------------------------------------------------

The following table represents the maturity distribution of the loan portfolio as of December 31, 1996.

--------------------------------------------------------------------------------------------------
                                                             AFTER ONE
                                                 WITHIN     BUT WITHIN          AFTER
MATURITY DISTRIBUTION OF LOAN PORTFOLIO        ONE YEAR     FIVE YEARS     FIVE YEARS        TOTAL
--------------------------------------------------------------------------------------------------
Loans:
Commercial                                      $17,203        $14,418        $25,004     $ 56,625
Real estate construction                         16,392          6,952            451       23,795
Real estate mortgage                              3,072          6,028          4,160       13,260
Consumer and other                                2,526          3,941          2,311        8,778
--------------------------------------------------------------------------------------------------
TOTAL                                           $39,193        $31,339        $31,926     $102,458
--------------------------------------------------------------------------------------------------

Fixed rate                                        9,493         10,185          5,971       25,649
Variable rate                                    29,700         21,154         25,955       76,809
--------------------------------------------------------------------------------------------------
TOTAL                                           $39,193        $31,339        $31,926     $102,458
--------------------------------------------------------------------------------------------------


     During 1996, the Bank continued its success in SBA lending, leading the 16 county Fresno SBA district in loans made for the fourth consecutive year. In addition, the Bank introduced a new loan product made under a program sponsored by the U.S. Department of Agriculture. Known as Business and Industry loans ("B&I"), these loans contain a government guarantee on a portion of the loan similar to that of an SBA loan guarantee. In its first year offering loans under the B&I program, the Bank led the state of California in new B&I loans made in 1996.

     Commercial loans, including SBA and B&I loans, comprised approximately 55.3% of the Company's loan portfolio at December 31, 1996, compared to 55.7% of the Company's loan portfolio at December 31, 1995, and 50.3% at December 31, 1994. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real estate construction lending comprised 23.2% of the Company's loan portfolio at December 31, 1996, compared to 24.4% of the Company's loan portfolio at December 31, 1995, and 32.4% at December 31, 1994. These loans are primarily made for the construction of single family residential housing.
 Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. As presented on these consolidated statements, this category also contains $4,164,000 in loans RSC has made to its partnerships. The majority of construction loans have floating rates tied to either the national Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property, which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

     Real estate mortgage loans comprised 12.9% of the loan portfolio at December 31, 1996, compared to 10.7% at December 31, 1995 and 10.1% of the loan portfolio at December 31, 1994. Real estate mortgage loans are made up of non-residential properties (67%) and single-family residential mortgages (33%). The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

     Consumer loans represented the remainder of the loan portfolio at December 31, 1996, comprising 8.6% of the loan portfolio compared to 9.2% of total loans at December 31, 1995 and 7.2% at December 31, 1994. This category includes traditional Consumer loans (42%), Home Equity Lines of Credit (48%), and Visa Card loans (10%). Consumer loans are generally secured by third trust deeds on single-family residences, while Visa Cards are unsecured.

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

     At December 31, 1996, nonaccrual loans amounted to $3,301,000 or 3.22% of total loans compared to $581,000 or .60% at December 31, 1995 and $391,000 or
 .43% at December 31, 1994. Of the total nonaccrual loans, $3,250,000 represented loans RSC has made to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. While the Company has placed these loans on non-accrual RSC continues to receive principal and interest payments based on the terms of individual notes. At December 31, 1995, of the $581,000 in non-accrual loans, $505,000 represented loans RSC had outstanding to real estate limited partnerships. Without the non-accrual loans made by RSC, the Bank's loan portfolio at December 31, 1996 had $51,000 in non-accrual loans or .05%. Bank only non-accrual loans at December 31, 1995 and 1994 were $76,000, or .08% and 391,000 or .43%, respectively. The gross interest income that would have been recorded for loans placed on nonaccrual status was $276,000, $82,000 and $43,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Other real estate owned was $437,000 at December 31, 1996 compared to $341,000 at December 31, 1995, and $299,000 at December 31, 1994. There were no troubled debt restructured loans as defined in SFAS 15 at December 31, 1996.


------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                      1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Nonaccrual RSC loans                                $  3,250    $    505    $      -    $      -    $      -
Nonaccrual Bank loans                                     51          76         391         604       1,375
Restructured loans                                         -           -           -           -           -
------------------------------------------------------------------------------------------------------------
Nonperforming loans                                    3,301         581         391         604       1,375
Other real estate owned                                  437         341         299         696         677
------------------------------------------------------------------------------------------------------------
Total nonperforming assets                             3,738         922         690       1,300       2,052
------------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                           19         725          58         268          64
------------------------------------------------------------------------------------------------------------
Total loans before allowance for losses (1)         $102,458    $ 97,137    $ 91,130    $ 86,791    $ 71,829
Total assets                                         181,058     163,682     155,802     144,012     118,776
Allowance for possible credit losses                 (1,615)     (1,784)     (1,541)     (1,338)     (1,289)
------------------------------------------------------------------------------------------------------------
RATIOS:
Nonperforming loans to total loans                     3.22%        .60%        .43%        .70%       1.91%
Nonperforming loans to total loans
  (excluding RSC loans)                                 .05%        .08%           -           -           -
Nonperforming assets to:
  Total loans                                          3.65%        .95%        .76%       1.50%       2.86%
  Total loans and OREO                                 3.63%        .95%        .75%       1.49%       2.83%
  Total assets                                         2.06%        .56%         44%        .90%       1.73%
  Allowance for possible credit losses                43.20%      193.5%      223.3%      102.9%       62.8%
------------------------------------------------------------------------------------------------------------

(1) Total loans include deferred loan fees and discounts on loans of $1,074,000, $824,000, $978,000, $961,000 and $685,000 at December 31, 1996,
1995, 1994, 1993 and  1992, respectively.

     Management is not aware of any potential problem loans, which were accruing and current at December 31, 1996, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

     The Company does not believe there to be any concentration of loans in excess of 10% of total loans which are not disclosed above which would cause them to be significantly impacted by economic or other conditions. For further discussion of California economic conditions, see "Allowance for Credit Losses" in this section below.

     ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based on information currently available to analyze credit loss potential, including: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review of new and existing loans outstanding, (3) actual previous charge-offs, and (4) changes in economic conditions.

          The allowance for credit losses totaled $1,615,000 or 1.58% of total loans at December 31, 1996 compared to $1,784,000 or 1.85% of total loans at December 31, 1995, and $1,541,000 or 1.69% at December 31, 1994. Charge-offs during 1996 were $258,000 while recoveries were $89,000. During 1996, no additional provision for credit losses was added to reserves. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

     Although management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio, the Fresno economy and real estate market remain stagnant. The Bank loan portfolio could be adversely affected if economic conditions and the real estate market in the Bank's market area deteriorate. The effect of such events, although uncertain at this time could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1994 and December 31, 1996.

-------------------------------------------------------------------------------
(In thousands)                                     1996        1995        1994
-------------------------------------------------------------------------------
Balance, (beginning of year)                   $  1,784    $  1,541    $  1,338
Provision charged to expense                          -         470         487
-------------------------------------------------------------------------------
Charge-offs:
Commercial                                        (193)       (211)       (259)
  Real estate construction                            -         (8)           -
  Real estate mortgage                                -           -           -
  Consumer and other                               (65)        (46)        (54)
-------------------------------------------------------------------------------
Total Charge-offs                                 (258)       (265)       (313)
-------------------------------------------------------------------------------
Recoveries:
  Commercial                                         76          37          27
  Real Estate construction                            -           -           2
  Real state mortgage                                 -           -           -
  Consumer and other                                 13           1           -
-------------------------------------------------------------------------------
Total Recoveries                                     89          38          29
-------------------------------------------------------------------------------
Net Charge-offs                                   (169)       (227)       (284)
-------------------------------------------------------------------------------
Balance, (end of year)                         $  1,615    $  1,784    $  1,541
-------------------------------------------------------------------------------

The following table represents the allocation of the allowance for loan losses for the period between December 1992 and December 1996.


----------------------------------------------------------------------------------------------------------------------------
                                 1996                 1995                1994                1993               1992
----------------------------------------------------------------------------------------------------------------------------
                                     PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                    OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                     IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
                                    CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
(IN THOUSANDS,                      TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
EXCEPT PERCENTAGES)         AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
----------------------------------------------------------------------------------------------------------------------------
COMMERCIAL                  $1,069     54.6%    $1,005     55.7%    $1,001     50.3%    $1,000     49.5%      $873     48.0%
REAL ESTATE CONSTRUCTION       208     23.6%       215     24.4%       135     32.4%       135     33.4%       117     33.9%
REAL ESTATE MORTGAGE           100     13.1%        78     10.7%        65     10.1%        69     10.5%        73     13.4%
CONSUMER AND OTHER             238      8.7%       221      9.2%       184      7.2%       134      6.6%        91      4.7%
UNALLOCATED                      -         -       265         -       156         -         -         -       135         -
----------------------------------------------------------------------------------------------------------------------------
TOTAL                       $1,615    100.0%    $1,784    100.0%    $1,541    100.0%    $1,338    100.0%    $1,289    100.0%
----------------------------------------------------------------------------------------------------------------------------

                                      33

     FUNDING SOURCES

     Deposits represent the Bank's primary source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Bank normally experiences a seasonal decline in deposits in the first quarter of each year. In order to assist in meeting its funding needs the Bank maintains fed funds lines with correspondent banks in the amount of $ 9,000,000 in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of December 31, 1996, the Bank held no institutional brokered time deposits.

     In August 1996, the Bank opened its first full service branch office outside of Fresno, California approximately 20 miles north in the city of Madera. In it's first four months of operation the Madera branch had obtained deposits in excess of $10 million.

The following table presents the composition of the deposit mix at December 31, 1992 through December 31, 1996, respectively.


-----------------------------------------------------------------------------------------------------------------------------
                                  1996                1995                1994                1993                1992
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except
percentages)                 Amount   Percent    Amount   Percent    Amount   Percent    AMOUNT   PERCENT    AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
Noninterest-bearing         $36,613    22.91%   $32,672    22.73%   $30,589    22.18%   $30,422    24.63%   $18,955    17.84%

Interest-bearing             73,390    45.93%    75,539    52.55%    72,615    52.66%    63,137    51.11%    58,376    54.96%
deposits                     19,032    11.91%    12,229     8.51%    12,852     9.32%    12,607    10.21%    11,206    10.55%
Time under $100,000
Time $100,000                30,766    19.25%    23,305    16.21%    21,833    15.84%    17,363    14.05%    17,688    16.65%
  and over
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  deposits                  123,188    77.09%   111,073    77.27%   107,300    77.82%    93,107    75.37%    87,270    82.16%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS              159,801    100.0%   143,745    100.0%   137,889    100.0%   123,529    100.0%   106,225    100.0%
-----------------------------------------------------------------------------------------------------------------------------


The following table represents maturities of time deposits of $100,000 or more at December 31, 1996.


-----------------------------------------------------------------------------------------------
                                                         Over Three
                                        Three Months         Though            Over
(In thousands)                              Or Less   Twelve Months   Twelve Months       Total
-----------------------------------------------------------------------------------------------
Maturities of Time Deposits Greater
Than $100,000                               $ 16,171       $ 10,432        $  4,163    $ 30,766
-----------------------------------------------------------------------------------------------


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

Additionally, the Bank generally maintains a portfolio of SBA loans either available-for-sale or in its portfolio that could be sold should additional liquidity be required.

     INTEREST RATE SENSITIVITY

     Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. To achieve this goal, the Bank prices the majority of its interest bearing liabilities at variable rates. At the same time, the majority of its interest-earning assets are also priced at variable rates, the majority of which float with the national Prime Rate as published in the west coast edition of the Wall Street Journal. This pricing structure tends to stabilize the net interest margin percentage achieved by the Bank.

The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, and the cumulative interest rate sensitivity gap ratio.


----------------------------------------------------------------------------------------------------------------------------------
                                                              Next Day    After Three      After One
                                                            But Within     Months But       Year But
(In thousands, except percentages)                               Three      Within 12         Within     After Five
As of December 31, 1996                     Immediately         Months         Months     Five Years          Years          Total
----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans                                         $  40,318      $  36,950       $  7,293       $  7,802       $  6,794      $  99,157
Investment securities and other                     350         12,137          8,106         10,769          2,004         33,366
Federal funds sold                                5,000              -              -              -              -          5,000
----------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                 $  45,668      $  49,087       $ 15,399       $ 18,571       $  8,798      $ 137,523
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts            47,850              -              -              -              -
Savings accounts                                 23,327          2,213              -              -              -         25,540
Time deposits                                         -         22,867         18,589          8,343         47,850         49,799
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $  71,177      $  25,080       $ 18,589       $  8,343       $      -      $ 123,189
----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                  (25,509)         24,007        (3,190)         10,228          8,798
Cumulative gap                                 (25,509)        (1,502)        (4,692)          5,536         14,334
Cumulative gap percentage to
  interest earning assets                      (18.55%)        (1.09%)        (3.41%)          4.03%         10.42%
----------------------------------------------------------------------------------------------------------------------------------


(1)  Amounts exclude nonaccrual loans of  $3,301,000.

The table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. Additionally, this table does not take into consideration changing balances in forward periods as a result of normal amortization, principal paydowns, changes in deposit mix or other such movements of funds as a result of changing interest rate environments.

     INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended December 31, 1996 has not been significant to the Company's financial position or results of operation.

     CAPITAL RESOURCES

     The Company has historically been able to sustain its growth in capital
through profit retention.   Beginning in September 1994, the Company began
paying quarterly cash dividends. Although in the past cash dividends have been paid on a regular basis, there can be no assurance that the Company will pay dividends in the future. See Item 5 - "Market For Registrant's Common Equity and Related Stockholder Matters", regarding dividend restrictions applicable to the Bank and the Company, the financial condition of the Bank and the Company.

     The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available-for-sale determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common shareholders equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available-for-sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

     The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0%, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than other permit maintenance of capital at less than the 8% ratio.

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

     The Company and Bank's Board of Directors, responding to a request from the Board of Governors and FDIC, have adopted resolutions that the Bank will maintain a Tier 1 leverage ratio of 7 percent or greater and, that the Company will not declare additional cash dividends, incur debt, repurchase any of its stock or make major acquisitions without the prior approval of the Board of Governors.

     As of December 31, 1996 and 1995, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as "adequately capitalized" and "well capitalized" under the regulatory framework for prompt corrective action, respectively. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. At December 31, 1996, due to an increase in average risk weighted assets in the fourth quarter, the Bank's total capital to risk weighted assets fell slightly below the level considered "well capitalized", accordingly the Bank is considered "adequately capitalized at December 31, 1996. Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from the FDIC. As of December 31, 1996 and 1995 the Bank held no institutional brokered deposits.

The Company and Bank's actual capital amounts (in thousands) and ratios are also presented in the following table:

                                                                                                        TO BE ADEQUATELY
                                                                                                        CAPITALIZED UNDER
                                                                 FOR CAPITAL                            PROMPT CORRECTIVE
                                    ACTUAL                    ADEQUACY PURPOSES:                        ACTION PROVISIONS:
                               -----------------------------------------------------------------------------------------------------
                                AMOUNT   RATIO          AMOUNT                 RATIO                AMOUNT               RATIO
                               -----------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996
Total Capital
  (to Risk Weighted Assets):
  Company                      $14,306  10.21%   GREATER THAN=$11,207   GREATER THAN=8.00%                      N/A
  Regency Bank                 $13,944   9.97%   GREATER THAN=$11,193   GREATER THAN=8.00%  GREATER THAN=$11,193  GREATER THAN=8.00%

Tier 1 Capital
  (to Risk Weighted Assets):
  Company                      $12,691   9.06%   GREATER THAN=$ 5,604   GREATER THAN=4.00%                      N/A
  Regency Bank                 $12,329   8.81%   GREATER THAN=$ 5,596   GREATER THAN=4.00%  GREATER THAN=$ 5,596  GREATER THAN=4.00%

Tier 1 Capital
  (to Average Assets):
  Company                      $12,691   7.66%   GREATER THAN=$ 6,630   GREATER THAN=4.00%                      N/A
  Regency Bank                 $12,329   7.12%   GREATER THAN=$ 6,923   GREATER THAN=4.00%  GREATER THAN=$ 6,923  GREATER THAN=4.00%

                                                                                                           TO BE WELL
                                                                 FOR CAPITAL                            CAPITALIZED UNDER
                                    ACTUAL                    ADEQUACY PURPOSES:                        ACTION PROVISIONS:
                               -----------------------------------------------------------------------------------------------------
                                AMOUNT   RATIO          AMOUNT                 RATIO                AMOUNT               RATIO
                               -----------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995
Total Capital
  (to Risk Weighted Assets):
  Company                      $13,373  10.90%   GREATER THAN=$ 9,818   GREATER THAN=8.00%                      N/A
  Regency Bank                 $13,055  10.64%   GREATER THAN=$ 9,814   GREATER THAN=8.00%  GREATER THAN=$12,267 GREATER THAN=10.00%

Tier 1 Capital
  (to Risk Weighted Assets):
  Company                      $11,836   9.64%   GREATER THAN=$ 4,909   GREATER THAN=4.00%                      N/A
  Regency Bank                 $11,519   9.39%   GREATER THAN=$ 4,907   GREATER THAN=4.00%  GREATER THAN=$ 7,360  GREATER THAN=6.00%

Tier 1 Capital
  (to Average Assets):
  Company                      $11,836   7.15%   GREATER THAN=$ 6,626   GREATER THAN=4.00%                      N/A
  Regency Bank                 $11,519   6.95%   GREATER THAN=$ 6,629   GREATER THAN=4.00%  GREATER THAN=$ 8,286  GREATER THAN=5.00%

     On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA, among other matters, substantially revised banking regulations and established a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "Well capitalized" consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued a SFAS No. 127 to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not permitted. Management believes that the effect of adoption on the Company's financial statements will not be material.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE
                                                                            ----

Independent Auditors' Report of Deloitte & Touche LLP                        42

Consolidated Balance Sheets, December 31, 1996 and 1995                      43

Consolidated Statements of Income for the three years ended
  December 31, 1996, 1995, and 1994                                          45

Consolidated Statements of Shareholders' Equity for the three years ended
  December 31, 1996, 1995 and 1994                                           46

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996, 1995, and 1994                                          47

Notes to Consolidated Financial Statements                                   48

REGENCY BANCORP

CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996, 1995, AND 1994, AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Regency Bancorp
Fresno, California


We have audited the accompanying consolidated balance sheets of Regency Bancorp and subsidiaries (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regency Bancorp and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP /s/

Fresno, California
February 7, 1997

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                     1996            1995

ASSETS

CASH AND DUE FROM BANKS                         $  14,833,450     $   8,924,803

FEDERAL FUNDS SOLD                                  5,000,000                 -
                                                -------------     -------------
     Cash and cash equivalents                     19,833,450         8,924,803

INTEREST BEARING DEPOSITS IN OTHER BANKS               98,000             3,000

INVESTMENT SECURITIES (Note 2):
  Available for sale at fair value (cost of
  $33,267,184 in 1996 and $31,672,357 in 1995)     33,269,628        31,749,745

  Held to maturity                                          -                 -
                                                -------------     -------------
     Total investment securities                   33,269,628        31,749,745

LOANS, net of allowance for loan losses of
  $1,614,742 and $1,784,264 (Notes 3 and 10)       98,293,633        91,777,439

LOANS HELD FOR SALE                                 1,476,322         2,751,920
                                                -------------     -------------
     Total loans, net                              99,769,955        94,529,359

INVESTMENTS IN REAL ESTATE (Note 4)                16,488,770        17,954,473

OTHER REAL ESTATE OWNED                               436,918           341,266

PREMISES AND EQUIPMENT, net (Note 5)                2,261,704         2,338,609

CASH SURRENDER VALUE OF LIFE INSURANCE              2,903,036         2,763,952

INTEREST RECEIVABLE, INCOME TAXES
  AND OTHER ASSETS (Note 8)                         5,996,231         5,076,439
                                                -------------     -------------
                                                $ 181,057,692     $ 163,681,646
                                                -------------     -------------
                                                -------------     -------------

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                                        1996         1995
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS (Note 6):
  Noninterest bearing deposits                     $  36,612,614  $  32,672,533
  Interest bearing deposits                          123,188,926    111,072,511
                                                   -------------  -------------
     Total deposits                                  159,801,540    143,745,044

SHORT-TERM BORROWINGS (Note 7)                                 -              -

NOTES PAYABLE (Note 4)                                 4,976,634      4,108,820

ACCRUED INTEREST AND OTHER
  LIABILITIES (Note 9)                                 2,809,859      2,886,064
                                                   -------------  -------------
     Total liabilities                               167,588,033    150,739,928

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 7)

SHAREHOLDERS' EQUITY (Notes 9 and 12):
  Preferred stock, no par value;
    1,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 5,000,000
    shares authorized, 1,818,160 shares
    outstanding                                        8,867,550      8,867,550
  Retained earnings                                    4,600,691      4,029,283
  Net unrealized gain (loss) on available for
    sale securities, net of taxes of $1,026
    and $32,503                                            1,418         44,885
                                                   -------------  -------------
     Total shareholders' equity                       13,469,659     12,941,718
                                                   -------------  -------------
                                                   $ 181,057,692  $ 163,681,646
                                                   -------------  -------------
                                                   -------------  -------------

REGENCY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                           1996            1995            1994
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                    $11,255,022   $  10,815,578   $   9,254,925
  Interest on investment securities:
    Taxable                                                       1,717,912       1,833,517       1,332,761
    Nontaxable                                                       87,269          89,145          73,137
                                                                -------------------------------------------
                                                                  1,805,181       1,922,662       1,405,898
  Other                                                             166,850         103,175          46,912
                                                                -------------------------------------------
     Total interest income                                       13,227,053      12,841,415      10,707,735
INTEREST EXPENSE:
  Interest on deposits                                            4,534,181       4,962,171       2,826,647
  Interest on borrowings                                            160,268         129,822         162,173
                                                                -------------------------------------------
     Total interest expense                                       4,694,449       5,091,993       2,988,820

NET INTEREST INCOME                                               8,532,604       7,749,422       7,718,915
PROVISION FOR CREDIT LOSSES                                               -         470,000         487,065
                                                                -------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES             8,532,604       7,279,422       7,231,850

NONINTEREST INCOME:
  Income from investments in real estate partnerships (Note 4)            -               -       1,783,815
  Gain on sale of SBA loans (Note 3)                              1,314,536         590,025         886,678
  Depositor service charges                                         338,495         271,145         244,296
  Income from investment management services                        682,484         471,126         350,624
  Gain (loss) on sale of investment securities (Note 2)                   -        (25,072)             315
  Gain on sale of assets                                             18,018           7,007          47,184
  Servicing fees on loans sold                                      321,733         320,526         276,206
  Other                                                             434,123         248,130         436,624
                                                                -------------------------------------------
     Total noninterest income                                     3,109,389       1,882,887       4,025,742

NONINTEREST EXPENSES:
  Loss from investments in real estate partnerships (Note 4)        351,044       3,441,290               -
  Salaries and related benefits (Notes 9 and 10)                  4,559,790       4,441,170       3,920,208
  Occupancy                                                       1,566,884       1,365,967       1,214,315
  FDIC insurance and regulatory assessments                          63,349         175,243         287,476
  Marketing                                                         428,213         381,272         505,466
  Professional services                                             749,423         520,835         458,496
  Directors' fees and expenses                                      382,579         297,750         294,207
  Management fees for real estate projects (Note 10)                488,461         243,187         674,022
  Supplies, telephone and postage                                   349,483         294,341         256,835
  Other                                                             962,354         944,647         715,907
                                                                -------------------------------------------

     Total noninterest expenses                                   9,901,580      12,105,702       8,326,932
                                                                -------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                 1,740,413     (2,943,393)       2,930,660
INCOME TAX EXPENSE (BENEFIT) (Note 8)                               732,150     (1,176,000)       1,195,000
                                                                -------------------------------------------
NET INCOME (LOSS)                                               $ 1,008,263   $ (1,767,393)   $   1,735,660
                                                                -------------------------------------------
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                              $      0.54   $      (0.98)   $        0.94
                                                                -------------------------------------------
SHARES USED IN COMPUTATION                                        1,871,671       1,805,270       1,841,421
                                                                -------------------------------------------

See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


                                                             COMMON STOCK
                                                       -------------------------                        NET
                                                       NUMBER OF                       RETAINED      UNREALIZED
                                                        SHARES          AMOUNT         EARNINGS      GAIN (LOSS)        TOTAL
BALANCE, JANUARY 1, 1994                               1,491,879     $ 6,007,618     $ 6,937,711    $          -     $12,945,329

  Unrealized gain on available for sale
    securities at January 1, 1994, date of
    adoption of new accounting principle
    (net of taxes of $113,000)                                 -               -               -         156,011         156,011
  Issuance of common stock under stock
    option plan (Note 9)                                  70,118         348,204               -               -         348,204
  Issuance of 10% common stock dividend
    including fractional shares                          149,020       1,490,200      (1,491,688)              -          (1,488)
  Cash dividends ($0.10 per share)                             -               -        (164,918)              -        (164,918)
  Net change in unrealized gain (loss) on
    available for sale securities (net of taxes
    of $576,000)                                               -               -               -        (795,951)       (795,951)
  Tax benefit of stock option transactions                     -         103,974               -               -         103,974
  Net income                                                   -               -       1,735,660               -       1,735,660
                                                       ---------     -----------     -----------    ------------     -----------

BALANCE, DECEMBER 31, 1994                             1,711,017       7,949,996       7,016,765        (639,940)     14,326,821
  Issuance of common stock under stock
    option plan (Note 9)                                  21,604          18,655               -               -          18,655
  Issuance of 5% common stock dividend
    including fractional shares                           85,539         866,082        (867,861)              -          (1,779)
  Tax benefit of stock option transactions                     -          32,817               -               -          32,817
  Cash dividends ($0.20 per share)                             -               -        (352,228)              -        (352,228)
  Net change in unrealized gain (loss) on
    available for sale securities (net of taxes
    of $496,000)                                               -               -               -         684,825         684,825
  Net loss                                                     -               -      (1,767,393)              -      (1,767,393)
                                                       ---------     -----------     -----------    ------------     -----------

BALANCE, DECEMBER 31, 1995                             1,818,160       8,867,550       4,029,283          44,885      12,941,718

  Cash dividends ($0.24 per share)                                                      (436,855)                       (436,855)
  Net change in unrealized gain (loss) on
    available for sale securities (net of taxes
    of $ 31,477)                                                                                         (43,467)        (43,467)
  Net income                                                                           1,008,263                       1,008,263
                                                       ---------     -----------     -----------    ------------     -----------

BALANCE, DECEMBER 31, 1996                             1,818,160     $ 8,867,550     $ 4,600,691    $      1,418     $13,469,659
                                                       ---------     -----------     -----------    ------------     -----------
                                                       ---------     -----------     -----------    ------------     -----------


See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $  1,008       $ (1,767)      $  1,736
    Adjustments:
      Provision for credit losses                                                                  -            470            487
      Provision for losses on real estate                                                          -          2,798              -
      Provision for OREO losses                                                                    -            110             61
      Depreciation and amortization                                                              632            606            633
      Deferred income taxes                                                                      831         (1,403)          (112)
      Decrease (increase) in interest receivable and other assets                             (1,491)         1,530         (2,485)
      Increase in surrender value of life insurance                                             (139)          (125)           (44)
      Distributions of income from real estate partnerships                                      103            158          1,504
      Equity in (income) loss of real estate partnerships                                       (151)           (32)        (1,784)
      Decrease in real estate held for sale                                                    7,233          3,472            132
      Increase (decrease) in other liabilities                                                  (790)        (1,490)        (3,819)
      Loss on sale of securities                                                                   -             25              -
      Gain on sale of loans held for sale                                                     (1,315)          (590)          (887)
      Proceeds from sale of loans held for sale                                               13,904          7,522         12,631
      Additions to loans held for sale                                                       (11,313)        (8,919)        (9,839)
      Gain on aquisition of real estate partnerships                                             (63)             -              -
      Gain on sale of premises and equipment and OREO                                             (1)            (4)           (28)

        Net cash provided by (used in) operating activities                                    8,448         (2,361)        (1,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                                 (21,596)       (16,001)        (4,091)
  Proceeds from sales of available-for-sale securities                                         1,000          3,105          5,141
  Proceeds from maturities of available-for-sale securities                                   18,881         11,091          2,227
  Purchases of held-to-maturity securities                                                         -         (7,898)        (5,000)
  Proceeds from maturities of held-to-maturity securities                                          -          6,000            170
  Loan participations purchased                                                               (1,750)          (750)        (2,954)
  Loan participations sold                                                                     4,842            810          5,101
  Net increase in loans                                                                       (7,802)        (1,565)        (8,675)
  Net (increase) decrease in other short-term investments                                        (95)           199          1,968
  Cash received through acquisition of partnerships                                              804            276              -
  Proceeds from sale of OREO                                                                     123             76            139
  Capital contributions to real estate partnerships                                             (397)        (1,443)        (4,481)
  Capital distributions from real estate partnerships                                          1,012            687          2,717
  Payments towards the acquisition and development of investments in real estate                   -         (3,383)          (501)
  Purchases of premises and equipment                                                           (435)          (207)          (619)
  Proceeds from sale of premises and equipment                                                     -          1,682              -
                                                                                            --------       --------       --------

        Net cash used in investing activities                                                 (5,413)        (7,321)        (8,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                                    14,265            849          4,715
  Net increase in other deposits                                                               1,791          5,007          9,644
  Cash dividends paid                                                                           (437)          (352)          (165)
  Payments for fractional shares related to stock dividends                                        -             (2)            (1)
  Payments on notes payable                                                                   (8,131)          (321)             -
  Proceeds from notes payable                                                                    385            368              -
  Proceeds from the issuance of common stock under employee stock option plan                      -             19            348
                                                                                            --------       --------       --------

        Net cash provided by financing activities                                              7,873          5,568         14,541

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          10,908            608          3,869

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   8,925          8,317          4,448
                                                                                            --------       --------       --------


CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $ 19,833       $  8,925       $  8,317
                                                                                            --------       --------       --------
                                                                                            --------       --------       --------

REGENCY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries, hereinafter referred to as the ("Company"). Effective March 1, 1995, pursuant to an internal reorganization, Regency Bancorp became a bank holding company for Regency Bank (the "Bank") by the exchange of one share of Regency Bancorp common stock for one share of Regency Bank common stock. Such reorganization was treated similar to a pooling of interests for accounting purposes and, accordingly, the historical cost basis of Regency Bank has been carried forward. The Bank has two wholly-owned subsidiaries, Regency Investment Advisors, Inc., a California corporation ("RIA"), which provides investment management and consulting services, and Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in the Fresno/Clovis area. All significant intercompany balances and transactions have been eliminated in consolidation.

     NATURE OF OPERATIONS - The Company operates three bank branches through its bank subsidiary in the North Fresno, California area and one branch in Madera, California. The Bank is a California banking corporation which has served individuals, merchants, small and medium-sized businesses and professionals located in and adjacent to Fresno, California, since 1980. The Bank offers a full range of commercial banking services including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including real estate construction and residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. It also offers Visa credit cards, traveler's checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank's primary source of revenue is interest generated by providing loans to customers. Additionally, a substantial portion of the Company's revenues is from origination of loans guaranteed by the Small Business Administration under its Section 7 program and sale of the guaranteed portion of these loans. Funding for the Section 7 program depends on annual appropriations by the U.S. Congress. Another significant portion of the Company's operations is derived from RSC through its real estate development activities. Such activities consist primarily of acquisition, development and sale of residential real properties and historically have been structured as limited partnerships in which RSC is the limited partner and various local developers are the general partners. As discussed further in Note 4 to the consolidated financial statements, RSC is in the process of divesting all of its real estate investments.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SIGNIFICANT ACCOUNTING POLICIES - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The following is a summary of significant policies:

     a. INVESTMENT SECURITIES - The Company's investment policy, as established by its investment committee, governs the type and quality of securities in which management may invest with the objective of achieving optimum balance between credit quality, liquidity and income. At January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The initial effect of the adoption on the Bank's financial position was to increase assets and shareholders' equity by $156,011. The Company has classified its investment securities as held to maturity or available for sale. Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and positive intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.
          These securities are recorded at their fair value. Unrealized gains or losses are included in shareholders' equity, net of tax. Gain or loss on the sale of available-for-sale securities is based on the specific identification method.

     b. LOANS - Loans are stated at the outstanding unpaid principal balance reduced by any chargeoffs or specific valuation allowances. Interest on loans is accrued daily based on outstanding loan balances. The recognition of interest income on a loan is discontinued, and previously accrued interest is reversed, when the payment of interest or principal is ninety days past due, unless the outstanding loan is adequately secured and is in the process of collection. The loan is accounted for thereafter on the cash or cost recovery method until qualifying for return to accrual status.

          Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using a method which approximates the interest method. Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income over the commitment period or over the period the related service is performed.

          Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS No. 114 applies to all loans except smaller - balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. The effect of adopting these standards was immaterial.

     c. ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses represents management's recognition of the risks assumed when extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential credit losses based on management's assessment of various factors affecting the loan portfolio, which include a review of problem loans, business conditions and an overall evaluation of the quality of the portfolio. The allowance is increased by provisions for credit losses charged to operations and reduced by charges to the allowance net of recoveries. Management considers the allowance for loan losses adequate to cover any losses that may be inherent in the loan portfolio.

          In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates.

     d. SALES AND SERVICING OF SBA LOANS - The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 75% to 90% of each loan. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. The Company generally sells the guaranteed portion of each loan to a third-party and retains the unguaranteed portion in its own portfolio. The Company may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1996 and 1995, the Company had received premiums of $169,456 and $5,434, respectively, subject to such recourse. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

          To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, the excess servicing retained and the sold portion of the loan, based on the relative fair value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The excess servicing fee is reflected as an asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management's estimates and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. In its calculation of excess servicing fees, the Bank is required to estimate a "normal" servicing fee. In 1996 and 1995, the Company used .40% as its estimate of a normal servicing fee. In 1994, the Bank used 1.0% as its estimate. The effect of the change was not material.

     e. PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

          Buildings                                         30 years
          Leasehold improvements                            Life of the lease
          Furniture and equipment                           3 - 10 years

          In 1995, the Company entered into a sale-leaseback of its corporate headquarters building. The deferred gain recorded on the sale was $270,252 and is being amortized over the leaseback period of 15 years.

     f. OTHER REAL ESTATE OWNED - Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of deeds in lieu of foreclosure. Real property so acquired is initially recorded at the lower of its fair value (less estimated selling costs) on the date of foreclosure or the recorded investment in the related loan, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the property is carried at the lower of its cost or fair value less estimated selling costs with related adjustments included in other noninterest expense.

     g. INVESTMENTS IN REAL ESTATE - Investments in real estate represent RSC's equity interests in real estate development partnerships and certain other real estate holdings held for sale or development (see
          Note 4). All investments in real estate are valued at net realizable value. Revenue recognition on the disposition of real estate, including other real estate owned, is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met. Interest and other carrying charges related to property held for development are capitalized during the construction period. The Company capitalizes interest on qualifying expenditures at its average cost of funds. Capitalization of interest ceases when the qualifying asset is substantially complete and ready for sale or when activities related to development cease. For 1996, 1995 and 1994, the Company capitalized interest of $ 0, $55,000 and $299,000, respectively.

     h. INCOME TAXES - The Company files a consolidated federal income tax return and a combined California tax return. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

     i. CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash, federal funds sold, and other short-term investments consisting of deposits in other banks. Generally, federal funds are sold for one-day periods.

     j. NET INCOME (LOSS) PER SHARE - Primary earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options) assumed to be outstanding during the year. Stock options were antidilutive in 1995 and were therefore excluded from weighted shares outstanding. Fully diluted earnings per share did not differ significantly from primary earnings per share. All share and per share amounts have been adjusted retroactively to reflect the 5% stock dividend issued in 1995 and a 10% stock dividend in 1994.

     k. STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

     l. NEW ACCOUNTING PRONOUNCEMENTS - In June 1996, SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued a SFAS No. 127 to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Earlier adoption or retroactive application of this statement with respect to any of its provisions is not permitted. Management believes that the effect of adoption on the Company's financial statements will not be material.

          In January 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, or deferred tax assets. The effect of adoption of this statement was not material.

2.   INVESTMENT SECURITIES

     Investment securities are comprised of the following:


                                                                 DECEMBER 31, 1996
                                              --------------------------------------------------------
                                                                GROSS        GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED         FAIR
                                                  COST          GAINS        LOSSES           VALUE
     AVAILABLE FOR SALE:
       U.S. Treasuries                        $  2,019,727    $   9,752    $      -       $  2,029,479
       U.S. Government agencies                 21,407,763       37,031       (61,743)      21,383,051
       Mortgage-backed securities                7,972,143       54,062       (78,031)       7,948,174
       State and political subdivisions          1,517,647       41,373           -          1,559,020
       Equity securities                           349,904          -             -            349,904
                                              ------------    ---------    ----------     ------------
                                              $ 33,267,184    $ 142,218    $ (139,774)    $ 33,269,628
                                              ------------    ---------    ----------     ------------
                                              ------------    ---------    ----------     ------------


                                                                 DECEMBER 31, 1996
                                              --------------------------------------------------------
                                                                GROSS        GROSS
                                                AMORTIZED     UNREALIZED   UNREALIZED         FAIR
                                                  COST          GAINS        LOSSES           VALUE
     AVAILABLE FOR SALE:
       U.S. Treasuries                        $  2,003,041    $   1,399    $      -       $  2,004,440
       U.S. Government agencies                 20,473,790       76,007       (90,434)      20,459,363
       Mortgage-backed securities                7,655,313       96,329       (66,211)       7,685,431
       State and political subdivisions          1,540,213       60,298           -          1,600,511
                                              ------------    ---------    ----------     ------------

                                              $ 31,672,357    $ 234,033    $ (156,645)    $ 31,749,745
                                              ------------    ---------    ----------     ------------
                                              ------------    ---------    ----------     ------------


There were no investment securities classified as held to maturity at December 31, 1996 or December 31, 1995.

In November 1995, the FASB issued additional implementation guidance regarding previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held-to-maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $8,967,970 of securities from the held-to-maturity portfolio to the available for sale portfolio. Available-for-sale securities were adjusted to fair value and stockholders' equity was increased by $16,728, net of income taxes of $12,113. This transfer was made to allow the Company greater flexibility in managing its interest rate risk and liquidity.

Gross realized gains and losses on sales of available-for-sale securities in 1996, 1995 and 1994 are as follows:

                                                    YEAR ENDED DECEMBER 31
                                              ----------------------------------
                                                 1996         1995         1994

     Gross realized gains                     $   -      $   2,606    $   9,328
     Gross realized losses                        -        (27,678)      (9,013)
                                              -------    ---------    ---------

          Net gain (loss)                     $   -      $ (25,072)   $     315
                                              -------    ---------    ---------

The amortized cost and fair value of debt securities available for sale at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          DECEMBER 31, 1996
                                                       ------------------------
                                                        AMORTIZED      FAIR
                                                          COST         VALUE
     AVAILABLE FOR SALE:
       Due in one year or less                         $ 3,730,901  $ 3,731,512
       Due after one year through five years            16,310,621   16,311,232
       Due after five years through ten years            5,837,968    5,838,579
       Due after ten years                               7,387,694    7,388,305
                                                       -----------  -----------

                                                       $33,267,184  $33,269,628
                                                       -----------  -----------
                                                       -----------  -----------

At December 31, 1996 and 1995, investment securities with carrying values of approximately $3,019,727 and $4,996,992 (market value of $3,026,930 and $4,975,160, respectively), were pledged as collateral to secure public funds and for other purposes as required by law or contract.

3.  LOANS

    Loans are comprised of the following:


                                                 December 31
                            ----------------------------------------------------
                                    1996                          1995
                            --------------------------    ----------------------
                                            Percent                    Percent
                                           of Total                   of Total
                             Amount           Loans        Amount        Loans

Commercial                  $ 55,149,130       54%        $ 51,397,988    55%
Real estate:
  Mortgage                    13,259,617       13%          10,389,320    11%
  Construction                23,795,506       24%          23,705,602    25%
Consumer and other             8,777,703        9%           8,892,302     9%
                            -------------     ----        ------------   ----

   Total loans               100,981,956      100%          94,385,212   100%
                                              ----                       ----
Less:
  Unearned discount              681,262                       468,241
  Deferred loan fees             392,319                       355,268
  Allowance for credit losses  1,614,742                     1,784,264
                            -------------                 ------------
   Loans, net                 98,293,633                    91,777,439

Loans held for sale            1,476,322                     2,751,920
                            -------------                 ------------

   Total loans, net         $ 99,769,955                  $ 94,529,359
                            -------------                 ------------
                            -------------                 ------------

The Company's business activity is with customers primarily located within Fresno and Madera counties. The Company grants real estate, commercial and installment loans to these customers. The Company's commercial portfolio is highly diversified among industry groups within the Company's service area. The Company's largest concentration of loans is in real estate mortgages and real estate construction lending. A significant portion of its customers' ability to repay these loans is dependent upon the economic sectors of residential real estate development and construction. Generally, loans are secured by various forms of collateral. The loans are expected to be repaid from income of the borrower or with proceeds from the sale of assets securing the loans. The Company's loan policy requires sufficient collateral to meet the Company's relative risk criteria for each borrower. The Company's collateral mainly consists of real estate, cash, accounts receivable, inventory and other financial instruments. The Company either maintains possession of the collateral in safekeeping or perfects a security interest with the State of California.

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

          At December 31, 1996, nonaccrual loans amounted to $3,301,000 or 3.22% of total loans compared to $581,000 or .60% at December 31, 1995. Of the total nonaccrual loans, $3,250,000 represented loans RSC has made to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. While the Company has placed these loans on non-accrual RSC continues to receive principal and interest payments based on the terms of individual notes. at December 31, 1995 of the $581,000 in non-accrual loans, $505,000 represented loans RSC had outstanding to real estate limited partnerships. the gross interest income that would have been recorded for loans placed on nonaccrual status was $276,000, $82,000 and $43,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

          Other real estate owned was $437,000 at December 31, 1996 compared to $341,000 at December 31, 1995. There were no troubled debt restructured loans as defined in Statement of Financial Accounting Standards No. 15 at December 31, 1996.

------------------------------------------------------------------------------
(In thousands, except percentages)                    1996              1995
------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Nonaccrual RSC loans                               $ 3,250              $505
Nonaccrual Bank loans                                   51                76
Restructured loans                                      --                --
------------------------------------------------------------------------------
Nonperforming loans                                  3,301               581
Other real estate owned                                437               341
------------------------------------------------------------------------------
Total nonperforming assets                           3,738               922
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Total loans before allowance for losses (1)        102,458            97,137
Total assets                                       181,058           163,682
Allowance for possible credit losses                (1,615)           (1,784)
------------------------------------------------------------------------------
RATIOS:                                               3.22%              .60%
Nonperforming loans to total loans
Nonperforming loans to total loans                     .05%              .08%
  (excluding RSC loans)
Nonperforming assets to:
  Total loans                                         3.65%              .95%
  Total loans and OREO                                3.63%              .95%
  Total assets                                        2.06%              .56%
  Allowance for possible credit losses               43.20%            193.5%
------------------------------------------------------------------------------

(1) Total loans include deferred loan fees and discounts on loans of $1,074,000 and $824,000 at December 31, 1996 and 1995, respectively.

  Management is not aware of any potential problem loans, which were accruing interest at December 31, 1996, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

  The Company does not believe there to be any concentration of loans in excess of 10% of total loans which are not disclosed above which would cause them to be significantly impacted by economic or other conditions.

At December 31, 1996 and 1995, the Company's recorded investment in loans for which an impairment has been recognized totaled $242,000 and $673,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At December 31, 1996, included in total impaired loans were $113,000 of impaired loans for which the related SFAS No. 114 allowance was $89,000 as well as $129,000 of impaired loans, that as a result of writedown or the fair value of the collateral, did not have a SFAS No. 114 allowance. At December 31, 1995, included in total impaired loans were $162,000 of impaired loans for which the related SFAS No. 114 allowance was $58,000, as well as $510,265 of impaired loans that, as a result of write-downs or the fair value of collateral, did not have a SFAS No. 114 allowance. The average recorded investment in impaired loans was $188,000 for 1996 and $183,000 for 1995. The Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 1996 and 1995, the Company did not recognize any income on such loans.

An analysis of the changes in the allowance for credit losses is as follows:


                                                         Year Ended December 31
                                        --------------------------------------------------------
                                             1996                1995                 1994
                                             ----                ----                 ----
Balance, beginning of the year          $  1,784,264        $  1,541,331        $  1,337,800
Provision charged to operations                  --              470,000             487,065
Losses charged to the allowance             (258,205)           (264,706)           (313,012)
Recoveries of amounts charged off             88,683              37,639              29,478
                                        ------------        ------------        ------------
Balance, end of the year                $  1,614,742        $  1,784,264        $  1,541,331
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------


Loans held for sale consist of SBA loans complying with the Small Business Administration loan program standards. It is the Bank's intention to sell the guaranteed portion of these loans. Sales totaling approximately $12,794,000, $6,850,000 and $12,631,000 in 1996, 1995 and 1994, resulted in recognized gains of approximately $1,315,000, $590,000 and $887,000 in 1996, 1995 and 1994, respectively.

Included in commercial loans are SBA loans with unguaranteed balances of $13,084,042 and $11,367,334 at December 31, 1996 and 1995, respectively.
Included in other assets is the excess servicing asset of $595,000 and $290,000 at December 31, 1996 and 1995, respectively.

In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit which are not reflected in the accompanying balance sheets. These transactions may involve, to varying degrees, liquidity, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. The Company's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process.

                                                                    December 31
                                                                   -------------
                                                                       1996
Financial instruments whose contractual
  amount may represent additional risk
  if funded:
    Commitments to extend credit                                    $57,927,000
    Standby letters of credit                                         1,267,000

    Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral relating to these commitments varies, but may include cash, securities and real estate.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customers' credit worthiness, but may include cash, securities or other guarantees.

4.  REAL ESTATE ACTIVITIES

    Regency Service Corporation ("RSC") is involved in residential real estate development in the Fresno/Clovis area through both limited partnership investments in joint ventures and direct investments in real estate projects. These real estate activities consist primarily of residential subdivisions being developed into lots and homes. Limited partnership investments are accounted for under the equity method. Direct investments
    in real estate projects are consolidated.   Gains on sales of limited
    partnership properties are recognized on the accrual method and are allocated between the partners based on the provisions of the partnership agreements.

    In 1995, RSC acquired two partnerships resulting in 100% ownership of these
    two entities by RSC.   In 1996, RSC dissolved a total of six partnerships
    and sold its investments in one property. As a result of these transactions, RSC obtained sole ownership of five projects, closed one project out completely and financed the sale of two properties. Accordingly, the accompanying consolidated financial statements include these as consolidated entities from the date of acquisition. The condensed financial information of the acquired entities as of the acquisition dates were as follows:


                                                     1996           1995
Assets:
  Cash                                          $   803,907    $   276,113
  Notes Receivable                                2,205,167             --
  Land and real estate under construction        16,077,321      7,394,341
  Other residential property                             --        290,811
  Other assets                                      227,212        342,157
                                                -----------    -----------
      Total assets                               19,133,607      8,303,422

Liabilities:
  Notes payable                                   8,614,404      4,062,197
  Accrued interest and other liabilities            713,693        559,517
                                                ------------   ------------
      Total liabilities                           9,328,097      4,621,714
                                                ------------   ------------
Equity                                          $ 9,805,510    $ 3,681,708
                                                ------------   ------------
                                                ------------   ------------

At December 31, 1996 and 1995, the following notes payable resulting from the acquisition are included in the Company's consolidated financial statements:


                                                                                      December 31
                                                                             ----------------------------
                                                                                  1996           1995
Construction notes payable to a bank, interest at prime plus 2%, due on various dates in 1997, collateralized by residential lots
  and homes under construction                                                $  126,750      $1,966,312

Acquisition and land development notes payable to a bank,
  interest at prime plus 2%, due on various dates in 1997,
  collateralized by residential lots                                             271,233       1,609,283

Mortgage notes payable, interest rates ranging from 5.7%
  to 12%, due on various dates in 1996, collateralized by single family residences with a carrying value of approximately
  $288,000                                                                            --         211,453

Other notes payable, interest rates ranging from 8% to 10%,
  due on various dates in 1996, collateralized by residential lots                    --         321,772

Acquisition and land development note payable to a bank,
  interest at prime plus 2%, due in 1997,
  collateralized by residential lots                                           1,570,455              --

Other note payable to a Foundation, interest at 10%, due in
  1997, collateralized by residential lots                                       176,966              --

Acquisition and land development notes payable to a bank,
  interest at 10.25%, due on various dates in 1997,
  collateralized by residential lots                                           1,837,804              --

Construction notes payable to a bank, interest at 10.25%, due on various dates in 1997, collateralized by residential lots
  and homes under construction                                                   993,426              --
                                                                             ---------------  -----------

                                                                              $4,976,634      $4,108,820
                                                                             ---------------  -----------
                                                                             ---------------  -----------


Under the terms of each note agreement, the Company is required to make loan payments as lots are sold to obtain release of the lien on those lots.

Included in the investments in real estate balance at December 31, 1996 are acquisition, development and construction loans held by the Bank totaling $208,856. The remaining investments in real estate balance of $16,279,914 represents RSC's investments in real estate.

Condensed financial information relative to RSC included in the Company's consolidated financial statements at December 31, 1996 and 1995, respectively, are as follows:


                                                                               December 31
                                                                ----------------------------------------
                                                                     1996                     1995
Financial position:
  Investments in real estate:
    Real estate held for sale                                    $15,520,293               $ 8,275,148
    Equity in partnerships                                         2,069,621                12,476,868
                                                                 ------------              ------------
         Investment in real estate before allowance               17,589,914                20,752,016
    Allowance for real estate losses                              (1,310,000)               (2,797,543)
                                                                 ------------              ------------
         Investment in real estate                                16,279,914                17,954,473

  Loans to real estate partnerships and financial projects         3,987,530                 2,577,050
    Allowance for loan losses                                       (110,000)                 (110,000)
                                                                 ------------              ------------
         Net loans                                                 3,877,530                 2,467,050

  Other assets                                                     1,732,825                 1,392,958

  Liabilities                                                     (6,218,686)               (5,338,796)
                                                                 ------------              ------------

  Bank's investment in RSC                                       $15,671,583               $16,475,685
                                                                 ------------              ------------
                                                                 ------------              ------------



                                                                                Year Ended December 31
                                                                ------------------------------------------------------
                                                                       1996                   1995           1994
Summary of income (loss):
  Income from partnerships accounted for on
    the equity method (before amortization of
    capitalized interest and eliminating entries of
    $0 in 1996, $367,770 in 1995 and
    $99,429 in 1994                                               $   151,456           $    31,139     $ 1,883,244
  Loss from consolidated real estate
    investments                                                      (583,486)             (348,496)             --
  Provision for real estate losses                                         --            (2,797,543)             --
  Provision for loan losses                                                --              (110,000)             --
                                                                  -------------         -------------   --------------

         Net income (loss) from partnerships                         (432,030)           (3,224,900)      1,883,244

  Other income                                                        249,101                85,203         194,842
  Other expenses                                                   (1,316,540)             (874,435)     (1,175,840)
                                                                  -------------         -------------   -------------

         Total income (loss) from RSC (excluding
           income taxes)                                          $(1,499,469)          $(4,014,132)    $   902,246
                                                                  -------------         -------------   -------------


The general partners in RSC's joint venture investments have personally guaranteed the amounts loaned to those ventures by RSC.

In December 1995, RSC recorded a provision of $2,797,543 to reflect estimated excess costs of land and real estate under development over the expected future sales prices.

Condensed unaudited financial information relative to the unconsolidated investments in the real estate partnerships before eliminations, are as follows:

                                                       (Unaudited)
                                                       December 31
                                              ------------------------------
                                                   1996           1995

Financial Position:
  Real estate                                 $  6,882,374   $  31,832,238
  Other assets                                   1,412,310       4,602,829
                                              ------------   -------------
           Total                              $  8,294,684   $  36,435,067
                                              ------------   -------------
                                              ------------   -------------
  Liabilities and Equity:
    Liabilities (primarily third-party debt)  $  4,967,164   $  21,309,559
    RSC's equity                                 2,069,621      12,476,868
    Others' equity                               1,257,899       2,648,640
                                              ------------   -------------

           Total                              $  8,294,684   $  36,435,067
                                              ------------   -------------
                                              ------------   -------------


                                                        YEAR ENDED DECEMBER 31
                                                --------------------------------------------
                                                1996            1995            1994
    Summary of partnerships' income (loss):
     Sales of real estate                       $11,929,820     $28,895,811     $40,575,374
     Cost of sales and expenses                 (11,634,514)    (29,127,929)    (37,947,604)
                                               -------------   -------------   -------------
           Net income (loss)                    $   295,306     $  (232,118)    $ 2,627,770
                                               -------------   -------------   -------------
                                               -------------   -------------   -------------
    RSC's share of net income in limited        $   151,456     $    31,139     $ 1,907,865
     partnerships

    Increases (decreases) to RSC's share of
     net income:
      Amortization of capitalized interest             -           (367,770)       (124,050)
      Loss from consolidated real estate
       investments                                 (583,486)       (348,496)          -
      Provision to reduce partnerships' carrying
       value of land and real estate under
       development                                     -         (2,797,543)          -
      Other                                          80,986          41,380           -
                                               -------------    ------------    -----------
           Total                                   (502,500)     (3,472,429)      (124,050)
                                               -------------    ------------    -----------
    Income (loss) from investments in real
     estate                                     $  (351,044)   $ (3,441,290)   $ 1,783,815
                                               -------------   -------------   ------------
                                               -------------   -------------   ------------


    The FDIC has adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 regarding real estate investment and development activities of insured state banks and their majority-owned subsidiaries.

    Under the FDIC regulations, banks were required to divest their real estate development investments as quickly as prudently possible but in no event later than December 19, 1996, and submit a plan to the FDIC regarding divestiture of such investments. Such regulations also permitted banks to apply for the FDIC's consent to continue, on a limited basis, certain real estate development activities.

    In 1994 the Bank and RSC submitted a divestiture plan (the "Divestiture Plan") to the FDIC. The Divestiture Plan provided for RSC to divest itself of all real estate development investments by year-end 1996; however, since RSC was a limited partner in the majority of its real estate development projects and, thus, did not control the operation of such projects, there was no assurance that such divestiture would occur by year-end 1996. In December 1995, the Bank and RSC submitted a request to extend the mandatory time period in which it must divest of its real estate development interests. In December 1996, the FDIC, responding to the Bank's request, granted the Bank and RSC a two year extension, until December 31, 1998, to continue its divestiture activities.

    Through this divestiture process, RSC has obtained sole ownership of seven projects and has financed the sale of two projects to former joint venture partners. As of December 31, 1996, RSC has two remaining joint venture projects in which RSC is the limited partner.

5.  PREMISES AND EQUIPMENT
    Bank premises and equipment consists of the following:

                                                             DECEMBER 31
                                                     -------------------------
                                                         1996           1995

      Land                                           $     -        $     -
      Buildings                                         245,000        245,000
      Leasehold improvements                          1,253,425      1,149,083
      Furniture and equipment                         3,421,063      3,090,537
                                                     ----------     ----------
                                                      4,919,488      4,484,620
      Accumulated depreciation and amortization      (2,657,784)    (2,146,011)
                                                     ----------     ----------
           Total premises and equipment              $2,261,704     $2,338,609
                                                     ----------     ----------
                                                     ----------     ----------

6.  DEPOSITS
    Deposits are comprised of the following:
                                                             DECEMBER 31
                                                  -----------------------------
                                                         1996           1995

      Noninterest bearing deposits                $  36,612,614  $  32,672,533
      Interest bearing deposits:
       NOW and money market accounts                 47,850,259     40,656,083
       Savings accounts                              25,539,983     34,882,487
       Time deposits:
        Under $100,000                               19,032,426     12,228,879
        $100,000 and over                            30,766,258     23,305,062
                                                  -------------  -------------
            Total interest bearing deposits         123,188,926    111,072,511
                                                  -------------  -------------
            Total deposits                        $ 159,801,540  $ 143,745,044
                                                  -------------  -------------
                                                  -------------  -------------

    At December 31, 1996, time deposits of $100,000 or more include approximately $16,171,000 maturing in 3 months or less, $10,432,000 maturing in 3 to 12 months and $4,163,000 maturing after 12 months.

    At December 31, 1996, the scheduled maturities of all certificates of deposits and other time deposits are as follows:

                                                DECEMBER 31, 1996
                                      -----------------------------------------
                                       1997                       $ 41,455,266
                                       1998                          7,289,702
                                       1999                            333,571
                                       2000                            630,147
                                       2001 and thereafter              89,998
                                                                  ------------

                                                                   $49,798,684
                                                                  ------------
                                                                  ------------

7.  SHORT-TERM BORROWINGS AND LEASE COMMITMENTS

    At December 31, 1996 and 1995 , the Company had no federal funds purchased or securities sold under repurchase agreements outstanding.

    At December 31, 1996, the Company had unsecured federal funds lines of credit available providing for short-term borrowings up to an aggregate of $9,000,000. Borrowings under federal funds lines are generally on an overnight basis with interest rates determined by market conditions. Interest rates ranged between 5.25% - 5.50% at December 31, 1996. The agreements are subject to annual renewal. Information concerning federal funds lines is summarized as follows:

                                                             DECEMBER 31
                                                      ------------------------
                                                         1996           1995
       Average balance during the year               $   868,638    $   495,000
       Average interest rate during the year                5.69%          6.00%
       Maximum month-end balance during the year     $ 3,500,000    $ 1,000,000


    In addition to its federal funds lines, the Company uses unpledged securities in its investment portfolio as a source of short-term liquidity by selling securities under repurchase agreements. Securities sold under repurchase agreements generally mature within one to seven days from the transaction date. Securities sold under repurchase agreements are delivered to broker dealers who arrange the transactions. The broker dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations and agree to resell to the Company substantially identical securities at the maturities of the agreements. There were no such outstanding agreements at December 31, 1996 and 1995. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                             DECEMBER 31
                                                      ------------------------
                                                         1996           1995
       Average balance during the year               $  616,535     $  418,000
       Average interest rate during the year               5.79 %         6.41%
       Maximum month-end balance during the year     $4,953,750     $5,535,000

       Securities underlying the agreements at year end:
       Carrying value                                $      -       $     -
       Estimated fair value                          $      -       $     -

    The Company leases land and a building under a lease agreement having an initial term of approximately 30 years. The lease is accounted for as an operating lease for the land and a capital lease for the building.

    During 1995, the Company entered into a sale-leaseback of its corporate headquarters. The leaseback is accounted for as an operating lease with a term of 15 years. Additionally, the Bank has lease commitments related to certain other properties which are accounted for as operating leases. Rent expense under all operating lease agreements was $540,000, $273,000 and $214,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    At December 31, 1996, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following:

                                                       CAPITAL         OPERATING
                                                       LEASES           LEASES
                                                     ----------------------------
       1997                                           $  47,525       $  516,479
       1998                                              47,525          516,993
       1999                                              47,525          506,170
       2000                                              75,650          477,120
       2001                                              75,650          457,417
       Thereafter                                     2,603,155        4,931,448
                                                    -----------      -----------
       Total minimum lease payments                   2,897,030      $ 7,405,627
       Amount representing interest                  (2,652,030)     -----------
                                                    -----------      -----------
       Net present value of minimum lease payments   $  245,000
                                                    -----------
                                                    -----------

8.  INCOME TAXES
    Income tax expense (benefit) is summarized as follows:

                                                           YEAR ENDED DECEMBER 31
                                                   ----------------------------------
                                                       1996         1995         1994
      Current:
       Federal                                     $ (149,114)   $ 135,000    $ 953,000
       State                                           54,424       92,000      354,000
                                                   ----------    ---------    ---------
           Total current                              (94,690)     227,000    1,307,000

      Deferred:
       Federal                                        688,006   (1,634,000)     (87,000)
       State                                          138,834      231,000      (25,000)
                                                   ----------    ---------    ---------
           Total deferred                             826,840   (1,403,000)    (112,000)
                                                   ----------   ---------    ---------
                                                   $  732,150  $(1,176,000)  $1,195,000
                                                   ----------  -----------   ----------
                                                   ----------  -----------   ----------

    A reconciliation of the statutory federal income tax rate (benefit) with the effective tax rate is as follows:

                                                   PERCENT OF PRE-TAX INCOME
                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1996       1995      1994

       Statutory rate                              35.0 %    (35.0)%    35.0 %
       State taxes, net of federal benefit          7.3 %     (6.8)%     7.6 %
       Tax-exempt interest                         (1.5)%     (1.0)%    (2.0)%
       Life insurance                              (2.5)%     (1.3)%    (0.7)%
       Other, net                                  (3.7)%      4.2 %     0.8 %
                                                   -----      -----     -----
                                                   42.0 %    (39.9)%    40.7 %
                                                   -----      ----      ----
                                                   -----      ----      ----

    Income taxes (benefit) related to investment security gains and losses were $0 for the year ended December 31,1996, totaled approximately $(10,000) for the year ended December 31, 1995, and were insignificant for the year ended December 31, 1994, based on the effective tax rates for those years.

    The Corporation's net deferred tax asset (included in other assets) is comprised of the following:

                                                             DECEMBER 31
                                                     ---------------------------
                                                         1996           1995
      Deferred tax assets:
       Bad debt reserves                              $ 519,000      $ 566,000
       Lease financing                                  132,000        117,000
       Deferred compensation                            313,000        261,000
       Nonaccrual loan interest                         143,000         22,000
       Gain on sale-leaseback                            21,000        119,000
       Allowance for real estate losses                 606,000      1,338,000
       Other                                             83,000         81,000
                                                     ----------     ----------
           Total deferred tax assets                  1,817,000      2,504,000
                                                     ----------     ----------
       Deferred tax liabilities:
        State taxes                                    (141,000)      (158,000)
        Depreciation                                    (92,000)       (92,000)
        Unrealized investment gains                      (1,000)       (32,000)
        Other                                          (206,000)       (49,000)
                                                     ----------     ----------

           Total deferred tax liabilities              (440,000)      (331,000)
                                                     ----------     ----------
           Net deferred tax asset                    $1,377,000     $2,173,000
                                                     ----------     ----------
                                                     ----------     ----------

9.  EMPLOYEE BENEFIT PLANS

    STOCK OPTION PLAN - The Company has reserved 545,448 shares of its common stock for issuance under its amended 1990 stock option plan. Options granted under the plan may either be immediately exercisable for the full number of shares granted thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the Stock Option Committee of the Board of Directors but, in no event less than 20% of the shares subject to the option per year during the five years from the date of grant. All options are granted at prices not less than 100% of the fair value of the stock at the date of grant. The options began to expire in 1995 and will continue to do so through 2006.

    A summary of stock option activity follows:


                                                                     WEIGHTED
                                                        NUMBER        AVERAGE
                                                      OF SHARES   EXERCISE PRICE

OUTSTANDING, JANUARY 1, 1994                            213,627         $5.42

  Effect of 10% stock dividend                           21,363         $4.93

  Options exercised                                     (70,118)        $4.97
                                                      ---------
OUTSTANDING, DECEMBER 31, 1994
  (164,872 exercisable at a weighted average
  price of $4.91)                                       164,872         $4.91
                                                      ---------
    Options exercised                                    (3,500)        $5.33

    Effect of 5% stock dividend                           8,066         $4.67

    Options exercised                                   (47,724)        $5.58
                                                      ---------
OUTSTANDING, DECEMBER 31, 1995
  (121,714 exercisable at a weighted average
  price of $4.31)                                       121,714         $4.31
                                                      ---------
    Options granted (weighted average fair value
      of $9.23)                                         167,000         $9.23

OUTSTANDING, DECEMBER 31, 1996                          288,714         $7.15
(150,964 exercisable at a weighted average            ---------
price of $5.21)



    At December 31, 1996 and 1995, 178,494 and 143,397 shares were available for grant, respectively.

    Additional information regarding options outstanding as of December 31,1996 is as follows:


                              OPTIONS OUTSTANDING
                   --------------------------------------------
                                  WEIGHTED AVG.                        OPTIONS EXERCISABLE
                                    REMAINING                     -----------------------------
    RANGE OF         NUMBER        CONTRACTUAL    WEIGHTED AVG.     NUMBER        WEIGHTED AVG.
EXERCISE PRICES    OUTSTANDING    LIFE & (YRS.)  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE

     $4.31           121,714        3.11 yrs.         $4.31         121,714           $4.31
     $8.94            97,000        9.96 yrs          $8.94          29,250           $8.94
     $9.63            70,000        6.67 yrs          $9.63               -               -
-----------------------------------------------------------------------------------------------
$ 4.31 - $9.63       288,714        6.26 yrs          $7.15         150,964           $5.21


    EMPLOYEE STOCK OWNERSHIP PLAN - The Company has a noncontributory employee stock ownership plan covering substantially all full-time employees meeting certain requirements. Contributions to the plan are discretionary as determined by the Board of Directors. The employee stock ownership plan expense was $173,500, $156,000 and $105,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The plan owned 138,466 and 109,555 shares of the Company's common stock at December 31, 1996 and 1995, respectively.

    ADDITIONAL STOCK PLAN INFORMATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using a binomial option pricing model with the following weighted average assumptions: expected life, 36 to 120 months: stock volatility, 20%; risk free interest rates, 6.10% to 6.50%; and quarterly dividends of 2.5% of earnings during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $959,000 ($0.51 per share) in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. There were no stock options granted in 1995.

    OTHER PLANS - The Company has also established the Regency Bancorp Cash or Deferred Retirement Plan which qualifies under the Internal Revenue Code Section 401(k). Employee contributions to the

    Plan may be matched by the Company at the discretion of the Board of Directors. Employee contributions to the Plan are immediately vested while any matching contributions made by the Bank vest at different percentages based on years of service. For the years ended December 31, 1996, 1995 and 1994, the Company contributed approximately $27,100, $38,000 and $57,000, respectively, to the Plan.

    The Company has a nonqualified Deferred Compensation Plan providing directors with the opportunity to participate in an unfunded, deferred compensation program. Under the plan, directors may elect to defer some or all of their current compensation. At December 31, 1996 and 1995, the total net deferrals included in other liabilities was approximately $518,000 and $467,000, respectively. In addition, in 1994, the Company established a salary continuation plan for three of the Bank's key executives which provides that upon retirement the Bank will continue to provide compensation to these executives for a period of 15 years. Future compensation under the Plan is earned by the executives for services rendered through retirement and vests at a rate of 10% per year. The Company accrues for the compensation based on anticipated years of service and the vesting schedule provided in the Plan. At December 31, 1996 and 1995, $172,000 and $109,000, respectively, has been accrued.

    In connection with the implementation of the Deferred Compensation and Salary Continuation Plans, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies. The cash surrender value of the policies was $2,903,036 and $2,763,952 at December 31, 1996 and 1995. The current annual tax-free interest rates on these policies range from 5.75% to 6.00%. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company's general creditors.

10. RELATED PARTY TRANSACTIONS

    Certain officers and directors of the Company and affiliates are customers of and have had other transactions with the Bank in the ordinary course of business. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Changes in loans outstanding to directors, officers and affiliates were as follows:

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                                 -----------
                                                                    1996

  Balance, beginning of year                                     $ 1,042,275
  New loans                                                          366,805
  Payments                                                          (411,576)
                                                                 -----------
  Balance, end of year                                           $   997,504
                                                                 -----------
                                                                 -----------

    Gary L. McDonald, a director of the Company, owns Gary L. McDonald Real Estate and Development Inc., ("GLMRED"). During 1996 GLMRED was retained by RSC to manage the real estate projects in which RSC has an investment. Prior to 1996, Mr. McDonald through Peachwood Park ("Peachwood"), a California Limited Partnership in which McDonald Construction Inc. is the sole general partner, was retained by RSC to manage the real estate projects in which RSC had made an investment.

    In 1996, 1995 and 1994, the Company paid approximately $488,000, $243,000 and $674,000 to GLMRED and Peachwood respectively for these services.

    During 1995 the Company entered into an 18-month Option Agreement with Gary L. McDonald, for the right to purchase a property contiguous to the Company's headquarters. For the option Mr. McDonald was paid $140,000 in 1995. During 1996 the option expired without the Company exercising its right to purchase.

    At December 31, 1995 the Company was in process of conducting an analysis of the amounts that may be owed by either Peachwood or RSC for the 1995 year under the terms of the project management agreement. During 1995, the Company expensed $243,187 in management fees for services performed by Peachwood. As of December 31, 1995, the Company had recorded a receivable from Peachwood in the amount of $377,600. No portion of the receivable related to the provision made for potential RSC project losses. Pending completion of this analysis process the Company fully reserved for the receivable at December 31, 1995 and subsequently wrote these balances off during 1996.

    The Vice Chairman, David N. Price, administers the Company's 401(k) and ESOP plans. In 1996, 1995 and 1994, the Company paid approximately $18,000, $15,400 and $15,300, respectively, for these services.

11. FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

    The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company's intent to enter into such exchanges.

    In cases where quoted market prices were not available, fair values were estimated using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.


                                          DECEMBER 31, 1996       DECEMBER 31, 1995
                                       ----------------------------------------------
                                        CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                            (IN THOUSANDS)          (IN THOUSANDS)
Assets:
  Cash and cash equivalents            $  19,833   $  19,833   $   8,925   $   8,925
  Investment securities                   33,270      33,270      31,750      31,750
  Loans, net                              99,770     101,744      94,529      96,625

Liabilities:
  Deposits                               159,802     159,578     143,745     143,732
  Notes payable and capital lease          5,222       5,096       4,354       4,279
    obligation

Commitments to extend credit                   -           -           -           -



    The following methods and assumptions were used in estimating the fair values of financial instruments:

    CASH AND DUE FROM BANKS - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

    INVESTMENT SECURITIES - Fair values for investment securities, including mortgage-backed securities, are based on quoted market prices.

    LOANS - Fair values of variable rate loans which reprice frequently and with no significant change in credit risk are discounted to their next repricing date. Fair values for all other loans are estimated using discounted cash flow analyses over their remaining maturities, using a build-up approach which views the discount rate as consisting of the risk-free rate, credit quality, operating expense and prepayment option price.

    DEPOSITS - Fair values for transactions and savings accounts are equal to the respective amounts payable on demand at December 31, 1996 and 1995 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using discounted cash flows over their remaining maturities, using a build-up approach as discussed above with no component assigned for credit quality.

    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - Fair values of notes payable and capital lease obligations were estimated using discounted cash flows over their remaining maturities using a build-up approach consisting of the risk free rate and operating expense components.

    COMMITMENTS TO EXTEND CREDIT - Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties' credit standing. Fair values of standby letters of credit are based on fees currently charged for similar agreements. There was no material difference between the carrying amount and the estimated value of commitments to extend credit at December 31, 1996 and 1995.

12. REGULATORY MATTERS

    CAPITAL GUIDELINES - The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material direct effect on the Company's financial statements. Capital adequacy guidelines for the Company and the Bank and the regulatory framework for prompt corrective action for the Bank require that the Company and Bank meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification as well as the Company's and the Bank's capital adequacy are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 1996, the Company and Bank meet all capital adequacy requirements to which they are subject and management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

    As of December 31, 1996 and 1995, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as "adequately capitalized" and "well capitalized", respectively, under the regulatory
    framework for prompt corrective action.   At December 31, 1996, due to an
    increase in average risk weighted assets in the fourth quarter, the Bank's total capital to risk weighted assets fell slightly below the level considered "well capitalized", accordingly the Bank is considered "adequately capitalized" at December 31, 1996. Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from the FDIC. As of December 31, 1996 and 1995, the Bank held no institutional brokered deposits.

    The Company and Bank's actual capital amounts (in thousands) and ratios are also presented in the following table:



                                                                                        FOR CAPITAL ADEQUACY
                                                       ACTUAL                                 PURPOSES
                                                ------------------------------------------------------------------------------------
                                                 AMOUNT     RATIO                AMOUNT                        RATIO
                                                ------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets:)
 Company. . . . . . . . . . . . . . . . . . .   $ 14,306   10.21%   greater than or equal to $11,207  greater than or equal to 8.00%
 Regency Bank . . . . . . . . . . . . . . . .   $ 13,944    9.97%   greater than or equal to $11,193  greater than or equal to 8.00%

Tier 1 Capital (to Risk Weighted Assets):
 Company. . . . . . . . . . . . . . . . . . .   $ 12,691    9.06%   greater than or equal to $ 5,604  greater than or equal to 4.00%
 Regency Bank . . . . . . . . . . . . . . . .   $ 12,329    8.81%   greater than or equal to $ 5,596  greater than or equal to 4.00%

Tier 1 Capital (to Average Assets):
 Company. . . . . . . . . . . . . . . . . . .   $ 12,691    7.66%   greater than or equal to $ 6,630  greater than or equal to 4.00%
 Regency Bank . . . . . . . . . . . . . . . .   $ 12,329    7.12%   greater than or equal to $ 6,923  greater than or equal to 4.00%



                                                                                 TO BE  ADEQUATELY
                                                                                 CAPITALIZED UNDER
                                                                                 PROMPT CORRECTIVE
                                                                                 ACTION PROVISIONS
                                                      ------------------------------------------------------------------------
                                                                    AMOUNT                                   RATIO
                                                      ------------------------------------------------------------------------

AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets:)
 Company. . . . . . . . . . . . . . . . . . . . .                                         N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 11,193        greater than or equal to 8.00%

Tier 1 Capital (to Risk Weighted Assets):
 Company. . . . . . . . . . . . . . . . . . . . .                                         N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 5,596         greater than or equal to 4.00%

Tier 1 Capital (to Average Assets):
 Company. . . . . . . . . . . . . . . . . . . . .                                         N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 6,923         greater than or equal to 4.00%



                                                                                             FOR CAPITAL
                                                                                              ADEQUACY
                                                     ACTUAL                                   PURPOSES:
                                               -------------------------------------------------------------------------------------
                                                AMOUNT     RATIO                 AMOUNT                         RATIO
                                               -------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995
Total Capital (to Risk Weighted Assets:)
 Company. . . . . . . . . . . . . . . . . . .  $ 13,373   10.90%   greater than or equal to $ 9,818   greater than or equal to 8.00%
 Regency Bank . . . . . . . . . . . . . . . .  $ 13,055   10.64%   greater than or equal to $ 9,814   greater than or equal to 8.00%

Tier 1 Capital (to Risk Weighted Assets):
 Company. . . . . . . . . . . . . . . . . . .  $ 11,836    9.64%   greater than or equal to $ 4,909   greater than or equal to 4.00%
 Regency Bank . . . . . . . . . . . . . . . .  $ 11,519    9.39%   greater than or equal to $ 4,907   greater than or equal to 4.00%

Tier 1 Capital (to Average Assets):
 Company. . . . . . . . . . . . . . . . . . .  $ 11,836    7.15%   greater than or equal to $ 6,626   greater than or equal to 4.00%
 Regency Bank . . . . . . . . . . . . . . . .  $ 11,519    6.95%   greater than or equal to $ 6,629   greater than or equal to 4.00%




                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                                     PROMPT CORRECTIVE
                                                                                     ACTION PROVISIONS:
                                                      -------------------------------------------------------------------------
                                                                      AMOUNT                                RATIO
                                                      -------------------------------------------------------------------------

AS OF DECEMBER 31, 1995
Total Capital (to Risk Weighted Assets:)
 Company. . . . . . . . . . . . . . . . . . . . .                                        N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 12,267        greater than or equal to 10.00%

Tier 1 Capital (to Risk Weighted Assets):
 Company. . . . . . . . . . . . . . . . . . . . .                                        N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 7,360         greater than or equal to 6.00%

Tier 1 Capital (to Average Assets):
 Company. . . . . . . . . . . . . . . . . . . . .                                        N/A
 Regency Bank . . . . . . . . . . . . . . . . . .      greater than or equal to $ 8,286         greater than or equal to 5.00%


    DIVIDENDS - As indicated in Note 1, effective March 1, 1995, the Bank became a wholly-owned subsidiary of Bancorp. Under California law, shareholders of Bancorp may receive dividends when and as declared by its Board of Directors out of funds legally available. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend. California law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions:
    (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least
    1 1/4 times its current liabilities.

    Bancorp expects to receive substantially all of its income initially from dividends from the Bank. Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above test is not met, cash dividends may only be paid with the prior approval of the California Superintendent of Banks, in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for its current fiscal year. Accordingly, the future payment of cash dividends will depend on the Bank's earnings, its ability to meet capital requirements and/or Bancorp's ability to generate income from other sources. At December 31, 1996, based on the criteria set forth above, additional dividends from the Bank to the parent company must be approved by the State Superintendent of Banking.

    CASH RESTRICTION - The FDIC requires banks to maintain average reserve balances on deposits, consisting of vault cash and actual balances held by the Federal Reserve Bank of San Francisco. The Bank's average FDIC reserve requirements were $1,261,000 and $933,000 in 1996 and 1995, respectively. The Bank maintained average balances of $1,629,000 and $1,892,000 in 1996 and 1995, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

    Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the years ended 1996, 1995 and 1994 (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31
                                                        -----------------------------------
                                                           1996         1995         1994
Cash paid during the period for:
  Interest on deposits and other borrowings. . . . . .  $  4,597     $  5,062     $  2,762
  Income taxes . . . . . . . . . . . . . . . . . . . .       316           21        1,165

Noncash transactions:
  Transfer of loans to other real
    estate owned . . . . . . . . . . . . . . . . . . .       218          232            -
  Stock dividend . . . . . . . . . . . . . . . . . . .         -          866        1,490
  Transfer of investments from
    held to maturity to available for sale
    upon adoption of SFAS No. 115. . . . . . . . . . .         -            -       24,386
Net assets acquired through acquisition of
    partnerships less cash received:
    Land and real estate under construction. . . . . .     6,272        4,265            -
    Notes receivable . . . . . . . . . . . . . . . . .     2,025            -            -
    Other residential property . . . . . . . . . . . .         -          291            -
    Other assets . . . . . . . . . . . . . . . . . . .       227          342            -
    Notes payable  . . . . . . . . . . . . . . . . . .     8,614        4,062            -
    Accrued interest and other liabilities . . . . . .       714          560            -
  Loan made to finance sale of building. . . . . . . .         -        2,150            -
  Deferred gain on sale of building. . . . . . . . . .         -          264            -



14. PARENT COMPANY ONLY FINANCIAL STATEMENTS

    As discussed in Note 1, Regency Bancorp was formed on March 1, 1995 to act as a holding company for Regency Bank. Following are the condensed balance sheets of Regency Bancorp at December 31, 1996, and 1995, and condensed income statements and cash flow statements for the year ended December 31, 1996 and for the period from March 1 to December 31, 1995:

BALANCE SHEETS
                                                               DECEMBER 31
                                                        -----------------------
                                                            1996         1995
                                                              (IN THOUSANDS)
ASSETS

Cash and short-term investments. . . . . . . . . . . .  $    192       $    273
Investment in bank subsidiary. . . . . . . . . . . . .    13,149         12,561
Other assets . . . . . . . . . . . . . . . . . . . . .       129            118
                                                        --------       --------
    Total assets . . . . . . . . . . . . . . . . . . .  $ 13,470       $ 12,952
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities  . . . . . . . . . . . . . . . . . .  $      -       $     10
                                                        --------       --------
    Total liabilities. . . . . . . . . . . . . . . . .         -             10

SHAREHOLDERS' EQUITY:
  Common stock . . . . . . . . . . . . . . . . . . . .     8,868          8,868
  Retained earnings  . . . . . . . . . . . . . . . . .     4,601          4,029
  Unrealized gain on securities. . . . . . . . . . . .         1             45
                                                        --------       --------
    Total shareholders equity. . . . . . . . . . . . .    13,470         12,942
                                                        --------       --------
    Total liabilities and shareholders' equity . . . .  $ 13,470       $ 12,952
                                                        --------       --------
                                                        --------       --------

STATEMENTS OF INCOME
                                                              DECEMBER 31
                                                        ------------------------
                                                            1996         1995
                                                              (IN THOUSANDS)

INCOME. . . . . . . . . . . . . . . . . . . . . . . .   $      -       $      -

EXPENSES:
  Interest. . . . . . . . . . . . . . . . . . . . . .   $      -              2
  Management fees to bank subsidiary. . . . . . . . .         66             55
  Other . . . . . . . . . . . . . . . . . . . . . . .        133            165
                                                        --------       --------
       Total expenses . . . . . . . . . . . . . . . .        199            222

  Loss before income tax (benefit) and equity
     in undistributed losses of bank subsidiary . . .       (199)          (222)
  Income tax (benefit). . . . . . . . . . . . . . . .        (85)            92
  Equity in undistributed income (loss) of
    bank subsidiary, net of income taxes. . . . . . .      1,122         (1,637)
                                                        --------       --------
       Net Income (loss). . . . . . . . . . . . . . .   $  1,008       $ (1,767)
                                                        --------       --------
                                                        --------       --------


STATEMENTS OF CASH FLOWS
                                                                                   DECEMBER 31
                                                                          ----------------------------
                                                                               1996           1995
                                                                                  (In thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                                         $   1,008      $  (1,767)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed (income) losses of bank subsidiary               (1,122)         1,637
      Increase in other assets                                                    (11)            (6)
      Increase (decrease) in other liabilities                                    (10)             9
                                                                          -----------    -----------
         Net cash used in operating activities                                   (135)          (127)

INVESTING ACTIVITIES:
  Capital contribution from subsidiary bank                                       491            750
                                                                          -----------    -----------
         Net cash provided by investing activities                                491            750

FINANCING ACTIVITIES:
  Issuance of common stock                                                          -             31
  Cash dividends                                                                 (437)          (266)
  Payments on notes payable                                                         -           (150)
                                                                          -----------    -----------
         Net cash (used in) provided by financing activities                     (437)          (385)
                                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (81)           238

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    273             36
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $     192      $     274
                                                                          -----------    -----------
                                                                          -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                         $       -      $     113
  Stock dividend                                                                    -            866


                                  * * * * * *

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL  DISCLOSURE

              Not Applicable


                                   PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                  PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM-8-K

       (a)    (1) Financial Statements.  Listed and included in Part II, Item 8.

              (2) Financial Statement Schedules.  Not Applicable.

              (3) Exhibits.

              (2) Plan of Reorganization and Merger Agreement dated July 21, 1994 by and among Regency Bank, Regency Merger Corporation and Regency Bancorp, incorporated by reference from exhibit 2 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

              (3.1) Articles of Incorporation dated June 9, 1994, incorporated by reference from exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

              (3.2)  Bylaws, as amended, incorporated by reference from
                     exhibit 3. 2 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

              (4.1) Specimen form of Regency Bancorp stock certificate incorporated by reference from exhibit 4.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on February 27, 1995.

            *(10.1) Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference from exhibit 4.1 of registration statement number 33-92004 on Form S-8, filed with the Commission on May 5, 1995.

            *(10.2) Form of Nonstatutory Stock Option Agreement under the Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference from exhibit 4.2 of registration statement number 33-92004 on Form S-8, filed with the Commission on May 5, 1995.

            *(10.3) Form of Incentive Stock Option Agreement under the Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference from exhibit 4.3 of registration statement number 33-92004 on Form S-8, filed with the Commission on May 5, 1995.

            *(10.4) Form of Nonstatutory Stock Option Agreement for Outside Directors under the Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference from exhibit
                     4.4 of registration statement number 33-92004 on Form S-8, filed with the Commission on May 5, 1995.

            *(10.5) 401(k) Pension and Profit Sharing Plan, incorporated by reference from exhibit 10.3 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

            *(10.6) Employee Stock Ownership Plan, incorporated by reference from exhibit 10.4 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

            *(10.7) Directors Deferred Fees Agreement, incorporated by reference from exhibit 10.5 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

            *(10.8) Form of Directors Deferred Fees Agreement, incorporated by reference from exhibit 10.6 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

             (10.9) Lease agreement dated December 22, 1988 for premises located at 5240 N. Palm Avenue, Fresno, California, incorporated by reference from exhibit 10.10 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

            (10.10) Electronic Financial Services Agreement dated June 9, 1992, between Regency Bank and Fiserv, incorporated by reference from exhibit 10.12 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

            (10.11) Comprehensive Banking System License and Service Agreement dated April 13, 1992, between Regency Bank and Fiserv, incorporated by reference from exhibit 10.13 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

           *(10.12) Salary continuation agreement entered into with Steven F. Hertel dated September 21, 1995, incorporated by reference from exhibit 10.1 of registrant's Quarterly Report as amended on Form 10-Q/A-1 for the quarter ended
                     September 30, 1995, filed with the Commission on November 17, 1995.

           *(10.13) Salary continuation agreement entered into with Steven R. Canfield dated September 21, 1995, incorporated by reference from exhibit 10.2 of registrant's Quarterly Report as amended on Form 10-Q/A-1 for the quarter ended September 30, 1995, filed with the Commission on November 17, 1995.

           *(10.14) Salary continuation agreement entered into with Robert J. Longatti dated September 21, 1995, incorporated by reference from exhibit 10.3 of registrant's Quarterly Report as amended on Form 10-Q/A-1 for the quarter ended September 30, 1995, filed with the Commission on November 17, 1995.

            (10.15) Lease agreement dated February 20, 1995 for premises located at 3501 Coffee Road, Suite 3, Modesto, California., incorporated by reference from exhibit 10.19 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

            (10.16) Lease agreement dated August 17, 1995 for premises located at 7060 N. Fresno Street, Fresno, California., incorporated by reference from exhibit 10.21 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

           *(10.17) Amendment to Steven F. Hertel employment agreement, dated December 12, 1995., incorporated by reference from exhibit 10.2 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

            (10.18) Lease agreement dated December 14, 1995 for premises located at 726 W. Shaw Avenue, Fresno, California., incorporated by reference from exhibit 10.23 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

            (10.19) Form of Indemnification Agreement, incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

            (10.20) Lease agreement dated May 13, 1996 for premises located at 126 "D" Street, Madera, California, incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

           *(10.21) Project Management Agreement, dated April 1, 1996, by and between Regency Service Corporation, a California corporation, and Gary L. McDonald Real Estate and Development Co., a California Corporation, for project managerial services related to real estate development activities conducted be RSC., incorporated by reference from exhibit 10.2 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996

           *(10.22)  Amendment to the Project Management Agreement, dated
                     August 21,1996, by and between Regency Service Corporation, a California Corporation, and Gary L. McDonald Real Estate and Development Co., a California Corporation, for project managerial services related to real estate development activities conducted by RSC, incorporated by reference from exhibit 10.1 of registrant's Quarterly Report on Form 10-QA-1 for the quarter ended September 30, 1996 and filed with the Commission on November 19, 1996.

        *(10.23) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven F. Hertel, President/Chief Executive Officer, incorporated by reference from exhibit 10.2 of registrant's Quarterly Report on Form 10-Q A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

        *(10.24) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven R. Canfield, Executive Vice President/Chief Financial Officer incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

        *(10.25) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Robert J. Longatti, Executive Vice President/Chief Credit Officer incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

        *(10.26) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Regency Investment Advisors Incorporated, a California Corporation, and Alan R. Graas, President, incorporated by reference from exhibit 10.5 of registrant's Quarterly Report on Form 10-Q A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

         (10.27) Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference on registration statement number 333-3848 on Form S-8, filed with the Commission on April 19, 1996.

        *(10.28) Project Management Contract Extension Agreement, dated December 19, 1996, made by and between Regency Service Corporation, a California corporation, and Gary L. McDonald Real Estate and Development Co., a California corporation.

        *(10.29) Form of Incentive Stock Option Agreement entered into with
                 Steven F. Hertel, dated December 16, 1996.

        *(10.30) Form of Incentive Stock Option Agreement entered into with
                 Steven R. Canfield, dated December 16, 1996.

        *(10.31) Form of Incentive Stock Option Agreement entered into with
                 Robert Longatti, dated December 16, 1996.

        *(10.32) Form of Director Fees Agreement For Regency Bancorp.

        *(10.33) Form of Director Fees Agreement For Regency Service
                 Corporation.

          (21.1) The Company's only subsidiary is Regency Bank (the "Bank"), a
                 California banking corporation. The Bank has two subsidiaries, Regency Service Corporation, a California corporation ("RSC") which engages in the business of real estate development primarily in the Fresno/Clovis area, and Regency Investment Advisors ("RIA"), which provides investment management and consulting services.

          (23.1) Consent of Deloitte & Touche LLP.

          (27.1) Financial Data Schedule

* Denotes  management contracts, compensatory plans or arrangements.

(a) On November 20, 1996, Registrant filed a Report on Form 8-K dated November 8, 1996, to report a 115.3% increase, or $842,000, in net income for the first three quarters in 1996.

(b) On November 22, 1996, Registrant filed a Report on Form 8-K dated November 21, 1996, to announce that its Board of Directors declared a $.06 per share cash dividend, payable on December 11, 1996 to shareholders of record on December 2, 1996 and to announce that the Board of Directors had elected Steven F. Hertel Chairman of the Board to succeed Gary L. McDonald effective November 16, 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders. The Company shall furnish copies of such material to the Commission when it is sent to security holders.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    REGENCY BANCORP

Date:  MARCH 24, 1997                       By: STEVEN F. HERTEL /S/
                                                Steven F. Hertel
                                                President and Chief Executive Officer
                                               (Principal Executive Officer)


Date:  MARCH 24, 1997                       By: STEVEN R. CANFIELD /S/
                                                Steven R. Canfield
                                                Executive Vice President and
                                                Chief Financial Officer (Principal
                                                Financial and Accounting Officer)

Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       NAME                    DATE                        TITLE
       ----                    ----                        -----

STEVE F. HERTEL             March 20, 1997        Director, Chairman of the Board,
Steve F. Hertel                                   President & CEO

DAVID PRICE                 March 20, 1997        Director and Vice Chairman
David Price

ROY JURA                    March 20, 1997        Director and Secretary
Roy Jura

GARY MCDONALD               March 20, 1997        Director
Gary McDonald

JOSEPH CASTANOS             March 20, 1997        Director
Joseph Castanos

WAYMON WATTS                March 20, 1997        Director
Waymon Watts

DAN SUCHY                   March 20, 1997        Director
Dan Suchy

BARBARA PALMQUIST           March 20, 1997        Director
Barbara Palmquist

JOANN PRICE                 March 20, 1997        Director
JoAnn Price


                                 EXHIBIT INDEX

                                                                               SEQUENTIALLY
EXHIBIT NUMBER                  DESCRIPTION                                    PAGE NUMBER
--------------                  -----------                                    ------------
    10.28        Project Management Contract Extension Agreement, dated             86
                 December 19, 1996, made by and between Regency Service
                 Corporation, a California corporation, and Gary L. McDonald Real
                 Estate and Development Co., a California corporation


    10.29        Form of Incentive Stock Option Agreement entered into with         88
                 Steven F. Hertel, dated December 16, 1996


    10.30        Form of Incentive Stock Option Agreement entered into with         92
                 Steven R. Canfield , dated December 16, 1996


    10.31        Form of Incentive Stock Option Agreement entered into with         96
                 Robert Longatti, dated December 16, 1996


    10.32        Form of Director Fees Agreement For Regency Bancorp               100


    10.33        Form of Director Fees Agreement For Regency Service               110
                 Corporation


    23.1         Consent of Deloitte & Touche LLP                                  120


    27.1         Financial Data Schedule                                           121
