Form 10-Q
period 1997-03-31
REGENCY BANCORP
filed 1997-05-14
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE    SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended           March 31, 1997               .
                                    ---------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE   SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                       to           .
                                    ---------------------    ----------

                        COMMISSION FILE NUMBER  33-82150

                                 REGENCY BANCORP
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                77-0378956
     (State or other jurisdiction of              (I.R.S. Employer
          Incorporation or organizations)         Identification No.)

     7060 N. FRESNO STREET, FRESNO, CALIFORNIA            93720
          (Address of principal executive offices)     (Zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (209) 438-2600.

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
                                        ------   ------

As of May 8, 1997, the registrant had 1,853,738 shares of Common Stock outstanding.

The Exhibit Index is located on page 30.

This report contains a total of 51 pages of which this is page one.

                        REGENCY BANCORP AND SUBSIDIARIES

PART  I.   ITEM 1.              FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

                                                                                            (UNAUDITED)
 (IN THOUSANDS)                                                                          MARCH 31, 1997           DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                                                      $   8,990                   $  14,833
 Federal funds sold                                                                              12,300                       5,000
-----------------------------------------------------------------------------------------------------------------------------------
 Total Cash and Equivalents                                                                      21,290                      19,833
-----------------------------------------------------------------------------------------------------------------------------------
 Interest bearing deposits in other banks                                                            95                          98
 Securities available-for-sale                                                                   35,829                      33,270
-----------------------------------------------------------------------------------------------------------------------------------
 Loans                                                                                          101,192                     102,458
 Allowance for credit losses                                                                     (1,699)                     (1,615)
 Deferred loan fees & discounts                                                                  (1,252)                     (1,073)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Loans                                                                                       98,241                      99,770
-----------------------------------------------------------------------------------------------------------------------------------
 Investments in real estate                                                                      15,165                      16,489
 Other real estate owned                                                                            399                         437
 Cash surrender value of life insurance                                                           2,938                       2,903
 Premises and equipment, net                                                                      2,182                       2,262
 Accrued interest receivable and other assets                                                     5,413                       5,996
-----------------------------------------------------------------------------------------------------------------------------------
 Total Assets                                                                                 $ 181,552                   $ 181,058
-----------------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
 Noninterest bearing transaction accounts                                                        33,814                   $  36,613
 Interest bearing transaction accounts                                                           48,460                      47,850
 Savings accounts                                                                                30,703                      25,540
 Time Deposits $100,000 or over                                                                  29,186                      30,766
 Other time deposits                                                                             19,313                      19,033
-----------------------------------------------------------------------------------------------------------------------------------
 Total Deposits                                                                                 161,476                     159,802
 Short term borrowings                                                                                -                           -
 Notes Payable                                                                                    4,012                       4,976
 Other liabilities                                                                                2,167                       2,810
-----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                            $ 167,655                   $ 167,588
-----------------------------------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
 Preferred stock, no par value;
    1,000,000 shares authorized;
    no shares issued or outstanding
 Common stock, no par value; 5,000,000
    shares authorized; 1,853,738 and 1,818,160 shares issued and
    outstanding in 1997 and 1996, respectively                                                    9,201                       8,868
 Retained earnings                                                                                4,836                       4,601
 Net unrealized gain (loss) on available-for-sale securities,
    net of taxes of $(102,000) in 1997 and $1,026 in 1996                                          (140)                          1
-----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                                                      13,897                      13,470
-----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                                                   $ 181,552                   $ 181,058
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PER COMMON AND EQUIVALENT SHARE DATA)
 FOR THE THREE MONTHS ENDED MARCH 31,                                                             1997                         1996
-----------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
 Loans (including fees)                                                                        $ 2,800                      $ 2,869
 Investment securities:
   Taxable                                                                                         514                          443
   Tax exempt                                                                                       20                           23
-----------------------------------------------------------------------------------------------------------------------------------
 Total Investment Interest Income                                                                  534                          466
 Other                                                                                             114                           19
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Income                                                                         $ 3,448                      $ 3,354
-----------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits                                                                            1,259                        1,128
 Other                                                                                              20                           38
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Expense                                                                          1,279                        1,166
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                             2,169                        2,188
 Provision for credit losses                                                                         -                            -
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income after
    provision for credit losses                                                                  2,169                        2,188
-----------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME
 Income from investments in real estate partnerships                                                 -                            -
 Gain on sale of SBA loans                                                                         270                          315
 Depositor service charges                                                                          98                           76
 Income from investment management services                                                        214                          164
 Gain/(loss) on sale of securities                                                                   2                            -
 Gain on sale of assets                                                                              4                            5
 Servicing fees on loans sold                                                                       86                           58
 Other                                                                                             107                           95
-----------------------------------------------------------------------------------------------------------------------------------
 Total Noninterest Income                                                                        $ 781                        $ 713
-----------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE
 Loss from investments in real estate partnerships                                                 240                           97
 Salaries and related benefits                                                                   1,164                        1,111
 Occupancy                                                                                         403                          392
 FDIC insurance and regulatory assessments                                                          22                           16
 Marketing                                                                                          90                           90
 Professional Services                                                                             121                          154
 Director's fees and expenses                                                                       96                           76
 Management fees for real estate projects                                                          108                           79
 Supplies, telephone and postage                                                                    79                           85
 Other                                                                                             222                          242
-----------------------------------------------------------------------------------------------------------------------------------
 Total Noninterest Expense                                                                     $ 2,545                      $ 2,342
-----------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                                                        405                          559
 Provision for income taxes                                                                        170                          237
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                                      $ 235                        $ 322
-----------------------------------------------------------------------------------------------------------------------------------
 Net income per common and
    common equivalent share                                                                      $ .12                        $ .17
 Shares used in computation                                                                  1,902,000                    1,869,000
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Net
                                                           Common Stock     Common Stock    Retained       Unrealized
 (In thousands)                                          Number of Shares      Amount       Earnings       Gain (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                                    1,818          $8,868         $4,029            $ 45         $12,942
-----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
    under stock option plan                                        -               -              -               -               -

 Cash dividends                                                    -               -           (109)              -            (109)

 Net change in unrealized gain (loss) on
    available-for-sale securities net of
     taxes of $(16,000)                                            -               -              -             (23)            (23)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                        -               -            322               -             322
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1996                                       1,818          $8,868         $4,242            $ 22         $13,132
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Net
                                                           Common Stock     Common Stock    Retained       Unrealized
 (In thousands)                                          Number of Shares      Amount       Earnings       Gain (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996                                    1,818          $8,868         $4,601           $   1         $13,470
-----------------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
   to employee stock ownership plan                               36             333              -               -             333

 Cash dividends                                                    -               -              -               -               -

 Net change in unrealized gain (loss) on
    available-for-sale securities net of
     taxes of $(102,000)                                           -               -              -           $(141)           (141)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                        -               -            235               -             235
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1997                                       1,854          $9,201         $4,836           $(140)        $13,897
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,                                                   1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                                                         $   235                 $   322
 Adjustments:
 Provisions for losses on real estate                                                                     -                     294
 Provision for OREO losses                                                                               26                       -
 Depreciation and amortization                                                                          139                     152
 Deferred income taxes                                                                                   94                     222
 (Increase) decrease in interest receivable and other assets                                            592                    (531)
 Increase in surrender value of life insurance                                                          (35)                    (35)
 Distributions of income from real estate partnerships                                                    -                      64
 Equity in (income) loss of real estate partnerships                                                      -                      97
 Decrease in real estate held-for-sale                                                                1,318                       -
 Increase (decrease) in other liabilities                                                              (643)                 (1,046)
 (Gain)/loss on sale of securities                                                                        2                       -
 Gain on sale of loans held-for-sale                                                                   (270)                   (315)
 Proceeds from sale of loans held-for-sale                                                            5,651                   3,493
 Additions to loans held-for-sale                                                                    (4,936)                 (4,334)
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                                  2,173                  (1,617)
-----------------------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                                                           (6,199)                 (6,737)
 Proceeds from sales of available-for-sale securities                                                     -                       -
 Purchases of held-to-maturity securities                                                                 -                       -
 Proceeds from maturities of available-for-sale securities                                            3,394                   9,180
 Loan participations  purchased                                                                           -                       -
 Loan participations sold                                                                                 -                       -
 Net (increase) decrease in loans                                                                     1,084                    (521)
 Net decrease (increase) in other short-term investments                                                  3                       -
 Life insurance premiums paid                                                                             -                       -
 Cash received through acquisition of partnerships                                                        -                     345
 Proceeds from sale of OREO                                                                              18                       -
 Capital contributions to real estate partnerships                                                        -                    (397)
 Capital distributions from real estate partnerships                                                      -                     612
 Payments towards the acquisition and development
     of investments in real estate                                                                        -                    (352)
 Purchases of premises and equipment                                                                    (59)                    (44)
 Proceeds from sale of real estate held-for-sale                                                                                  -
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                                  1,759                   2,086
-----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Net increase (decrease) in time deposits                                                             2,973                   2,425
 Net increase (decrease) in other deposits                                                           (1,299)                 (4,834)
 Net increase (decrease) on short term borrowings                                                         -                   2,000
 Cash dividends paid                                                                                      -                    (109)
 Payments for fractional shares related to stock dividends                                                -                       -
 Payments on notes payable                                                                             (964)                 (1,750)
 Proceeds from notes payable                                                                              -                     378
 Proceeds from the issuance of common stock to employee
   stock ownership plan                                                                                 333                       -
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                                  1,043                  (1,890)
-----------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 1,457                  (1,421)
-----------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    19,833                   8,925
-----------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 21,290                 $ 7,504
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries (the "Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and Regency Investment Advisors, Inc., ("RIA"). RIA provides investment management and consulting services. The Bank has one wholly-owned subsidiary, Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in
the Fresno/Clovis area.   All significant intercompany balances and transactions
have been eliminated in consolidation.

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1996. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE 2. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 on the Company's financial statements was not material and believes that the effect of adoption of SFAS No. 127 will also not be material.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, all entities with complex capital structures are required to provide a dual disclosure of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Management believes the adoption of this Standard will not materially affect its earnings per share.

NOTE 3. - SECURITIES


     During the period between December 31, 1996, and March 31, 1997, the Company recorded a net decrease in the value of its available-for-sale portfolio of $141,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity.
This decrease in value is primarily the result of higher interest rates in the bond market at March 31, 1997 as compared to rates at December 31, 1996.

     Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

-------------------------------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES          MARCH 31, 1997      DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                     Amortized       Fair  Amortized       Fair
 (In thousands)                           Cost      Value       Cost      Value
-------------------------------------------------------------------------------
 U.S. Treasuries                       $ 2,016    $ 2,017    $ 2,020    $ 2,029
 U.S. Government Agencies               22,362     22,163     21,408     21,384
 Mortgage-backed securities              1,317      1,352      7,972      7,948
 State and Political Subdivision        10,023      9,944      1,518      1,559
 Equity Securities                         352        352        350        350
-------------------------------------------------------------------------------
 Total                                 $36,070    $35,828    $33,268    $33,270
-------------------------------------------------------------------------------

     At March 31, 1997 and December 31, 1996 the Company held no securities classified as held-to-maturity.

NOTE 4. -  LOANS

     The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in Item No. 7 - Management's Discussion and Analysis, Balance Sheet Analysis.

-------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)      MARCH 31, 1997      DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                                   Percent              Percent
                                                        of                   of
                                                     Total                Total
                                         Amount      Loans    Amount      Loans
-------------------------------------------------------------------------------
 Commercial                             $ 56,589     55.9%   $ 56,625     55.3%
 Real estate mortgage                     12,886     12.7%     13,260     12.9%
 Real estate construction                 23,047     22.8%     23,796     23.2%
 Consumer and other                        8,670      8.6%      8,778      8.6%
-------------------------------------------------------------------------------
 Subtotal                               $101,192    100.0%   $102,459    100.0%
-------------------------------------------------------------------------------
 Less:
 Unearned discount                           838                  681
 Deferred loan fees                          414                  392
 Allowances for credit losses              1,699                1,615
-------------------------------------------------------------------------------
 Total loans, net                       $ 98,241             $ 99,771
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 5. - EARNINGS PER SHARE

          Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents (stock options) assumed to be outstanding during the year. As of March 31, 1997 and March 31, 1996, the Company had 1,902,000 and 1,869,000 total shares of common and common stock equivalents outstanding.

NOTE 6 . - SUPPLEMENTAL CASH FLOW INFORMATION

          Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the three months ended March 31, 1997 and 1996:

-------------------------------------------------------------------------------
 (IN THOUSANDS)                                            1997            1996
-------------------------------------------------------------------------------
 Cash paid during the period for:
   Interest on deposits and other borrowings            $ 1,308         $ 1,135
   Income taxes                                               -             310
-------------------------------------------------------------------------------
 Non cash transactions:
   Transfer of loans to other real estate owned               6               -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain matters discussed in this Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

          FINANCIAL SUMMARY

          The Company's consolidated net income for the three months ended March 31, 1997, was $235,000 a 27% decrease when compared to earnings of $322,000 for the period ended March 31, 1996. Earnings per share decreased to $0.12 in the first quarter of 1997 compared to $0.17 in the first quarter of 1996. The Company paid no cash dividends in the first quarter of 1997 while a cash
dividend of $0.06 per share was paid in the first quarter of 1996.    The
decline in net income of $87,000 was primarily due to losses related to the sale of properties owned by RSC and secondarily by higher interest expense on deposit accounts.

          The Company's return on average assets was 0.54% for the first three months of 1997 compared to 0.79% for the first three months of 1996. Return on average common equity for the first quarter was 6.97% compared to 9.56% for the same period in 1996.

          During the first quarter of 1997, RSC continued to pursue divestiture of its remaining real estate projects through various transactions. Over the past 18 months RSC has obtained control and sole ownership of all but two of its former limited partnerships. On a stand alone basis, RSC lost ($487,000 pre-tax) during the first quarter of 1997, substantially reducing the Company's overall net income. While RSC's divestiture continues to be a costly burden for the Company, management has taken steps to reduce expenses in future periods through streamlined operations related to project management.

          Regency Investment Advisors continued to produce better than expected earnings during the quarter ended March 31, 1997. For the period, RIA on a stand alone basis produced pre-tax income of $46,000 compared to earnings of $5,000 for the first quarter of 1996. At March 31, 1997, RIA's assets under management had increased to $78.9 million.

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

     CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
     INTEREST RATES

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE THREE MONTHS ENDED MARCH 31,                               1997                                     1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Average        Yield/                    Average        Yield/
                                                        Balance          Rate     Interest       Balance          Rate     Interest
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                            $ 102,568        11.07%      $ 2,800     $  95,048        12.14%     $  2,868
 Investment securities (2)                               32,778         6.61%          534        30,019         6.24%          466
 Federal funds sold & other                               8,782         5.26%          114         1,564         5.19%           20
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning assets                        $ 144,128         9.70%        3,448       126,631        10.66%        3,354
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                             (1,673)                                  (1,791)
 Cash and due from banks                                  8,666                                    8,179
 Real estate investments                                 16,455                                   20,421
 Premises and equivalent, net                             2,249                                    2,327
 Cash surrender value of life insurance                   2,915                                    2,775
 Accrued interest receivable and other assets             3,947                                    4,776
-----------------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                                 $ 176,687                                $ 163,318
-----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                    47,075         2.60%          302        46,253         2.77%          317
 Savings accounts                                        29,180         4.11%          296        27,498         4.26%          291
 Time deposits                                           48,791         5.49%          661        38,183         5.48%          520
 Federal funds purchased and other                        4,658         1.74%           20         6,138         2.49%           38
-----------------------------------------------------------------------------------------------------------------------------------
 Total  Interest-bearing                                129,704         4.00%        1,279       118,072         3.98%        1,166
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                    30,978                                   28,762
 Other liabilities                                        2,325                                    2,921
 Total liabilities                                      163,007                                  149,755
 Shareholders' Equity:
 Common stock                                             8,983                                    8,924
 Retained earnings                                        4,706                                    4,555
 Unrealized gain/(loss)  on investment
    securities                                               (9)                                      84
-----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                              13,680                                   13,563
-----------------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                              $ 176,687                                $ 163,318
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                               $ 2,169                                  $ 2,188
-----------------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                             9.70%                                   10.66%
 Interest expense as a percentage of average
    interest-earning assets                                            (3.60)%                                  (3.71)%
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                    6.10%                                    6.95%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $286,000 and $286,000 for the three months ended March 31, 1997, and 1996, respectively.

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


     VOLUME/RATE ANALYSIS

-------------------------------------------------------------------------------
 (IN THOUSANDS)
 FOR THE THREE MONTHS ENDED MARCH 31,           VOLUME(1)     RATE(1)     TOTAL
 1997 AND 1996
-------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                             333         (401)        (68)
 Investment securities (2)                          44           24          68
 Federal funds sold and other                       94            -          94
-------------------------------------------------------------------------------
 Total                                             471         (377)         94
-------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                5          (20)        (15)
 Savings accounts                                   16          (11)          5
 Certificates of deposit                           144           (3)        141
 Federal funds purchased and other                  (8)         (10)        (18)
-------------------------------------------------------------------------------
 Total                                             157          (44)        113
-------------------------------------------------------------------------------
 Increase (decrease) in net interest               314         (333)        (19)
 income
-------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.


     Net interest income before the provision for credit losses was $2,169,000 for the first quarter of 1997 as compared to $2,188,000 for the comparable period of 1996, a decrease of $19,000 or .87%. This decrease was primarily attributable to lower overall yields on the loan portfolio as well as higher
interest expense related to a larger deposit base.   The Company's net interest
margin in the first quarter of 1997 (based on average interest earning assets) was 6.10% as compared to 6.95% for the same period in 1996. Interest earning assets grew 13.8% between March 31, 1996 and March 31, 1997 primarily due to higher amounts of federal funds sold. Interest bearing liabilities grew 9.9% over the same period. The Company's earning asset mix changed slightly between comparable periods with federal funds sold increasing from 1.2% of interest earning assets during the first quarter of 1996 to 6.1% of interest earning assets during the first quarter of 1997, while loans dropped from 75.1% to 71.2%. The shift of interest earning assets from higher yielding loans to lower yielding federal funds sold is one of the components causing the decline in the net interest margin between the quarters ending March 31, 1996 and 1997, respectively.

     INTEREST EARNING ASSET MIX

-----------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except percentages)
 For the three months ended March 31,                                    1997                                  1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Average             Percent            Average             Percent
                                                                 Balance            of Total            Balance            of Total
-----------------------------------------------------------------------------------------------------------------------------------
 Interest Earning Asset Mix:
 Loans                                                         $ 102,568               71.2%          $  95,048               75.1%
 Investment securities                                            32,778               22.7%             30,019               23.7%
 Federal funds sold and other                                      8,782                6.1%              1,564                1.2%
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning Assets                                 $ 144,128              100.0%          $ 126,631              100.0%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


     Average interest earning assets increased to $144,128,000 at March 31, 1997, from $126,631,000 at March 31, 1996, an increase of $17,497,000 or 13.8%.
Average loans increased by $7,520,000 or 7.9% to $102,568,000 representing 71.2% of average interest earning assets in the first quarter of 1997, compared to $95,048,000 or 75.1% in the first quarter of 1996. The yield on average loans declined to 11.07% at March 31, 1997, from 12.14% at March 31, 1996, due to lower margins on adjustable rate loans as well as lower fees.

     Other interest earning assets consist of investment securities, overnight federal funds sold and other short term investments. These investments are maintained to meet the liquidity requirements of the Company as well as pledging requirements on certain deposits, and typically have a lower yield than loans. The yield on investments increased to 6.61% for the period ended March 31, 1997, from 6.24% in the comparable period in 1996. This change is primarily attributed to lower yielding investment securities maturing and securities with adjustable rate features repricing to higher interest rate levels.
Additionally, new securities purchased in the last year have generally had higher yields than those in the portfolio in the first quarter of 1996.

     Interest expense for the quarter ended March 31, 1997 was $1,279,000, an increase of $113,000 or 9.7% from $1,166,000 in the quarter ended March 31, 1996. Interest bearing liabilities increased by $11,632,000 or 9.9%, in the first quarter of 1997 as compared to the first quarter of 1996 as the increased volume in interest bearing liabilities caused the overall interest expense to increase.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan originations and servicing and depositor service charges), as well as from the subsidiaries, RSC and RIA.

     NONINTEREST INCOME

-------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE THREE MONTHS ENDED                  1997           1996
 MARCH 31,
-------------------------------------------------------------------------------
 Other Income:
 Income from investments in real estate                    $   -          $   -
   partnerships                                              270            315
 Gain on sale of SBA loans                                    98             76
 Depositor service charges                                   214            164
 Income from investment management services                    2              -
 Gain on sale of securities                                    4              5
 Gain on sale of assets                                       86             58
 Servicing fees on loans sold                                107             95
 Other
-------------------------------------------------------------------------------
 Total                                                     $ 781          $ 713
-------------------------------------------------------------------------------

(Income from RSC and RIA in these consolidated financial statements is included in noninterest income. A further discussion of RSC and RIA is set forth below.)

     During the first quarter of 1997, the Company recognized noninterest income of $781,000 compared to $713,000 for the same period during 1996 an increase of $68,000, or 9.5%. The increase is primarily attributable to an increase in income from investment management services (see "Regency Investment Advisors") as well as an increase in income from servicing fees on loans sold.

Depositor service charges increased in the first quarter of 1997 to $98,000, an increase of $22,000, or 28.9% from income of $76,000 in the first quarter of 1996. The increase is primarily the result of growth in the Bank's deposit account base over the past year.

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

          During the quarter ended March 31, 1997, the Company recognized gains on sale of SBA loans of $270,000, a decrease of $45,000, or 14.3% from $315,000 in the comparable period of 1996. The decrease was primarily the result of the volume of loans sold, as well as, an increase in the associated costs of servicing and holding the loans on an ongoing basis.

          An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the quarter ended March 31, 1997, servicing income totaled $86,000 an increase of $28,000 or 48.3% from income of $58,000 during the quarter ended March 31, 1996. The increase was primarily the result of 1996's first quarter income being reduced by payoffs of older loans in the Bank's servicing portfolio which necessitated the amortization of previously recognized capitalized servicing fees. Income from the servicing of SBA loans in the first quarter of 1997 is more reflective of the Company's normal servicing fee income.

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

          As of March 31, 1997, the loss from investments in real estate partnerships amounted to $240,000 compared to a loss of $97,000 in the first quarter ended March 31, 1996, an increase of $143,000. The increase resulted from the sale of additional properties at a loss. On a stand alone basis, RSC's activities, (losses from the sale of properties plus operating expenses), reduced the Company's overall pre-tax income by $487,000 in the first quarter of 1997 compared to a loss of $294,000 in the first quarter of 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income and noninterest expense. Reflected on a stand alone basis, RSC's overall operating expense as a percentage of average assets was 1.10% and .72% in the quarter ended March 31, 1997 and 1996, respectively.

          Effective April 1, 1997, RSC entered into a new construction and sales agreement with Gary McDonald Real Estate and Development Company ("GMREDCO") replacing the previous project management agreement. Under the new agreement, GMREDCO will construct pre-sold homes and a limited number of spec homes on lots selected by RSC's management as well as provide brokerage services on the aforementioned homes. Management anticipates the new contract structure, as well as additional steps taken to reduce operating expenses will reduce monthly RSC expenses by $25,000 to $40,000 per month when fully implemented in June 1997.

          In addition to the losses mentioned above, the reserve for potential real estate losses was reduced by $383,000 during the first quarter of 1997 to offset losses associated with the projects normal sales process. At March 31, 1997, the Company had $927,000 reserved for potential future losses from the sale of real estate.

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

          Income from RIA for the first quarter 1997 increased to $214,000 from $164,000 in the same period of 1996, an increase of $50,000 or 30.5%.
On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with pre-tax income of $46,000 in the first quarter of 1997 compared to a pre-tax income of $5,000 in the first quarter of 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income and noninterest expense.

     RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of March 31, 1997, RIA had $78.9 million in assets under management, an increase of $14.9 million, or 23.3% compared to $64.0 million as of March 31, 1996. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     Effective in the first quarter 1997, the Company and Bank received regulatory permission for the transfer of RIA, as a subsidiary of the Bank, to become a separate subsidiary of the Company. While consolidated financial statements such as those included in this report on form 10-Q are not affected by this transaction, certain regulatory reports such as the Bank's quarterly Call Report will no longer include RIA's income or associated expenses.

     NONINTEREST EXPENSE

     Non-interest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE THREE MONTHS ENDED MARCH 31,                                         1997                               1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Percent of                         Percent of
                                                                                         Average                            Average
                                                                         Amount           Assets            Amount           Assets
-----------------------------------------------------------------------------------------------------------------------------------
 Other Expense:
 Loss from investments in real estate partnerships                      $   240             .55%           $    97             .24%
 Salaries and related benefits                                            1,164            2.67%             1,111            2.74%
 Occupancy                                                                  403             .93%               392             .97%
 FDIC insurance and regulatory assessments                                   22             .05%                16             .04%
 Marketing                                                                   90             .21%                90             .22%
 Professional services                                                      121             .28%               154             .38%
 Director's fees and expenses                                                96             .22%                76             .19%
 Management fees for real estate projects                                   108             .25%                79             .19%
 Supplies, telephone and postage                                             79             .18%                85             .21%
 Other                                                                      222             .51%               242             .59%
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                  $ 2,545            5.85%           $ 2,342            5.77%
-----------------------------------------------------------------------------------------------------------------------------------

     Other expenses increased by $203,000 or 8.67% to $2,545,000 for the three months ended March 31, 1997, compared to $2,342,000 during the same period of 1996, primarily due to losses from RSC investments in real estate and secondarily due to higher costs of management fees for RSC real estate projects. When compared to average assets for the respective periods, other expenses increased to 5.85% in 1997 versus 5.77% in 1996.

          Losses related to RSC investments in real estate increased in the first quarter of 1997 to $240,000 an increase of $143,000, or 147.4%, from losses of $97,000 in the first quarter of 1996. The primary cause of the increase in losses was due to the sale of several model homes.

          Salaries and related benefits increased by $53,000 or 4.77% in the quarter ended March 31, 1997 to $1,164,000 from $1,111,000 in the first quarter of 1996. The primary cause of the increase can be attributed to additional staff related to the opening of the Madera branch which was opened during the third quarter of 1996. Salaries and related benefits decreased as a percentage of average assets, to 2.67% for the first quarter of 1997 from 2.74% during the first quarter of 1996.

          Occupancy expense changed very little during the past year increasing by $11,000, or 2.81%, to $403,000 during the quarter ended March 31, 1997 from $392,000 for the quarter ended March 31, 1996. As a percentage of average assets occupancy expense declined to .93% from .97% for the periods ending March 31, 1997 and 1996, respectively.

          FDIC insurance and regulatory assessments increased 37.5% to $22,000 during the first quarter of 1997, an increase of $6,000 from $16,000 for the quarter ended March 31, 1996. The primary cause of the increase was the larger deposit portfolio maintained by the Bank over the last year.

          Professional services consist primarily of fees paid for legal, accounting and consulting services to third party professionals. During the quarter ended March 31, 1997, professional services decreased by $33,000, or 21.4% to $121,000 from $154,000 during the first quarter of 1996. As a percentage of average assets, professional services were .28% and .38% in the first quarter of 1997 and 1996, respectively. The primary reason for the decrease in professional services between the periods related to lower legal and accounting costs for RSC.

          Management fees paid for real estate projects increased by $29,000 to $108,000 in the period ended March 31, 1997 from $79,000 during the first quarter of 1996. As a percentage of average assets, management fees for real estate projects were .25% and .19% for the quarters ended March 31, 1997 and 1996, respectively.

     Supplies, telephone, postage and other expenses changed very little in the first quarter of 1997 compared to the first quarter of 1996, with both
decreasing slightly.   Supplies, telephone and postage declined by $6,000 to
$79,000 for the period ended March 31, 1997 from $85,000 during the first quarter of 1996. As a percentage of average assets, supplies, telephone and postage were .18% and .21% in the quarter ended March 31, 1997 and 1996, respectively. Other expenses decreased by $20,000 to $222,000 for the period ended March 31, 1997 from $242,000 during the first quarter of 1996. As a percentage of average assets, other expenses were .51% and .60% for the quarters ended March 31, 1997 and 1996, respectively.

     BALANCE SHEET ANALYSIS

     Total assets increased by $494,000 or .3% between December 31, 1996 and March 31, 1997, primarily as a result of additional deposits acquired resulting in additional liquidity for the Bank. The Company's loan portfolio decreased by $1,266,000 or 1.2%, primarily as a result of payoffs in the Company's real estate loan portfolio. Liquid funds in cash and federal funds sold increased $1,457,000, or 7.3% during the first quarter of 1997, primarily as a result of additional deposits with low loan demand. Securities increased by $2,559,000, or 7.7%, as a portion of the additional deposits were invested in additional securities. Deposits increased during the first quarter of 1997 by $1,674,000 or 1.0%.

     LOANS

     The Company's loans are primarily made within its defined market area of Fresno and Madera counties.

     Commercial loans, including SBA loans, comprised approximately 55.9% of the Company's loan portfolio at March 31, 1997. These loans are generally to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real Estate Construction lending comprised 22.8% of the Company's loan portfolio at March 31, 1997, with these loans primarily for the construction of single family residential housing. Loans in this category may be to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. As presented on these consolidated statements, this category also contains $3.0 million in loans RSC has made to its partnerships or to facilitate the sale of a project. The majority of construction loans have floating rates tied to either the National Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent on the residential real estate market, principally from the sale of the property. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

     Real Estate Mortgage loans comprised 12.7% of the loan portfolio at March 31, 1997, and are made up of (68%) non-residential properties and (32%) single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent on the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

     Consumer installment loans represented the remainder of the loan portfolio at March 31, 1997, comprising 8.6% of total loans. This category includes traditional Consumer Installment Loans (23%), Home Equity Lines of Credit (68%), Leases (1%), and Visa Card Loans (8%). Consumer installment loans are generally secured by second trust deeds on single-family residences, while Visa Cards are unsecured.

     RISK ELEMENTS

     The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the
existing loan portfolio.   Management believes its ability to identify and
assess risk and return characteristics of the Company's loan portfolio is
critical for profitability and growth.   Management strives to continue the
historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually
assess the credit risk inherent in the loan portfolio.   Additionally,
management believes its ability to manage portfolio credit risk is enhanced by the knowledge of the Bank's service area, by the lending personnel and Board of Directors.

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


     At March 31, 1997, nonaccrual loans amounted to $3,442,000 or 3.40% of total loans compared to $3,301,000 or 3.22% at December 31, 1996 and $3,920,000 or 3.85% at March 31, 1996. Other real estate owned was $399,000 at March 31, 1997 compared to $437,000 at December 31, 1996. Of the total nonaccrual loans, $2,957,000 represented loans RSC has made to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. While the Company has placed these loans on non-accrual, RSC continues to receive principal and interest payments based on the terms of individual notes. Without the non-accrual loans made by RSC, the Bank's loan portfolio at March 31, 1997 had $485,000 in non-accrual loans or .48% of total loans.

There were no troubled debt restructured loans as defined in SFAS 15 at March 31, 1997.

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)                                                       MARCH 31, 1997          DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
 Nonperforming Assets:
 Nonaccrual RSC loans                                                                            $ 2,957                    $ 3,250
 Nonaccrual bank loans                                                                               485                         51
 Restructured loans                                                                                    -                         -
-----------------------------------------------------------------------------------------------------------------------------------
 Nonperforming loans                                                                               3,442                      3,301
 Other real estate owned                                                                             399                        437
-----------------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                                                                        3,841                      3,738
-----------------------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days past due                                                                       9                         19
-----------------------------------------------------------------------------------------------------------------------------------
 Total loans before allowance for losses                                                         101,192                    102,458
 Total assets                                                                                    181,552                    181,058
 Allowance for possible credit losses                                                             (1,699)                    (1,615)
-----------------------------------------------------------------------------------------------------------------------------------
 Ratios:
 Nonperforming loans to total loans consolidated                                                   3.40%                      3.22%
 Nonperforming loans to total loans bank only (excluding RSC loans)                                 .48%                       .05%
 Nonperforming assets to:                                                                          3.80%                      3.65%
 Total loans                                                                                       3.78%                      3.63%
 Total loans and OREO                                                                              2.12%                      2.06%
 Total assets                                                                                    226.07%                    231.46%
 Allowance for possible credit losses
-----------------------------------------------------------------------------------------------------------------------------------

     At March 31, 1997 and December 31, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $282,000 and $242,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At March 31, 1997, the related SFAS No. 114 allowance for credit losses considered impaired was $78,000. At December 31, 1996, included in total impaired loans were $113,000 of impaired loans for which the related SFAS No. 114 allowance was $89,000 as well as $129,000 of impaired loans, that as a result of writedown or the fair value of the collateral, did not have a SFAS No. 114 allowance. The Company uses the cash basis method of income recognition for impaired loans. For the three months ended March 31, 1997 and 1996, the Company did not recognize any income on such loans.

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

     The allowance for credit losses totaled $1,699,000 or 1.68% of total loans at March 31, 1997, compared to $1,615,000 or 1.58% at December 31, 1996. The increase is the result of recoveries totaling $90,000 during the first quarter while charge-offs totaled only $6,000. No additional provision was deemed necessary during the quarter ending March 31, 1997. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

     Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1996 and March 31, 1997.

-------------------------------------------------------------------------------
 (IN THOUSANDS)
-------------------------------------------------------------------------------
 Balance, December 31, 1996                                             $ 1,615
-------------------------------------------------------------------------------
 Provision charged to expense                                                 -
 Loans charged off                                                            6
 Recoveries                                                                  90
-------------------------------------------------------------------------------
 Balance, March 31, 1997                                                $ 1,699
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of six projects and a limited partner in two projects. Included in the investments in real estate balance at March 31, 1997 are acquisition, development and construction loans held by the Bank totaling $211,572. The remaining investments in real estate balance of $14,953,693 represents RSC's investments in real estate.

     The following table represents the condensed financial information relative to RSC as of March 31, 1997.

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                                 MARCH 31, 1997                    DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
 Financial Position:
 Investments in real estate
 Real estate held-for-sale                                                            $ 13,890                             $ 15,520
 Equity in partnerships                                                                  1,991                                2,070
-----------------------------------------------------------------------------------------------------------------------------------
 Investment in real estate before allowance                                             15,881                               17,590
 Allowance for real estate losses                                                         (927)                              (1,310)
-----------------------------------------------------------------------------------------------------------------------------------
 Investment in real estate                                                            $ 14,954                             $ 16,280
-----------------------------------------------------------------------------------------------------------------------------------
 Loans to real estate partnerships and projects                                          3,486                                3,988
 Allowance for loan  losses                                                               (110)                                (110)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Loans                                                                               3,376                                3,878
-----------------------------------------------------------------------------------------------------------------------------------
 Other Assets                                                                            1,976                                1,733
-----------------------------------------------------------------------------------------------------------------------------------
 Liabilities                                                                            (4,222)                              (6,219)
-----------------------------------------------------------------------------------------------------------------------------------
 Bank's investment in RSC                                                             $ 16,084                             $ 15,672
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. In order to assist in meeting its funding needs the Bank maintains fed funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of March 31, 1997, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its fed funds lines.


     The following table presents the composition of the deposit mix for the period ending March 31, 1997, and December 31, 1996, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                         MARCH 31, 1997                   DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Percent of                          Percent of
                                                                      Amount     Total Deposits            Amount    Total Deposits
-----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing transaction accounts                          $  33,814              20.9%         $  36,613             22.9%
 Now and MMI                                                          48,460              30.0%            47,850             29.9%
 Savings                                                              30,703              19.0%            25,540             16.0%
 Time under $100,000                                                  19,313              12.0%            19,033             11.9%
 Time $100,000 and over                                               29,186              18.1%            30,766             19.3%
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-bearing Deposits                                     127,662              79.1%           123,189             77.1%
-----------------------------------------------------------------------------------------------------------------------------------
 Total Deposits                                                    $ 161,476               100%         $ 159,802              100%
-----------------------------------------------------------------------------------------------------------------------------------

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

     INTEREST RATE SENSITIVITY

     Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. To achieve this goal, the

Bank prices the majority of its interest bearing liabilities at variable rates. At the same time, the majority of its interest earning assets are also priced at variable rates, the majority of which float with the Prime Rate. This pricing structure tends to stabilize the net interest margin percentage earned by the Bank.

The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, and the cumulative interest rate sensitivity gap ratio.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           AFTER THREE          AFTER
                                                               NEXT DAY         MONTHS       ONE YEAR
 (IN THOUSANDS, EXCEPT PERCENTAGES)                          BUT WITHIN     BUT WITHIN     BUT WITHIN          AFTER
 AS OF MARCH 31, 1997                         IMMEDIATELY  THREE MONTHS      12 MONTHS     FIVE YEARS     FIVE YEARS          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
 Interest Rate Sensitivity Gap:
 Loans (1)                                       $ 40,368      $ 37,097       $  7,499       $  6,549        $ 6,237      $  97,750
 Investment securities and other                      352        17,305          6,830         10,065          1,613         36,165
-----------------------------------------------------------------------------------------------------------------------------------
 Total Earning Assets                            $ 53,020      $ 54,402       $ 14,329       $ 16,614        $ 7,850      $ 146,215
-----------------------------------------------------------------------------------------------------------------------------------
 Interest-bearing transaction accounts             48,460             -              -              -              -         48,460
 Savings accounts                                  28,543         2,160                             -              -         30,703
 Time deposits                                          -        17,336         26,128          5,035              -         48,499
 Federal funds  purchased                               -             -              -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-Bearing Liabilities              $ 77,003      $ 19,496       $ 26,128       $  5,035              -      $ 127,662
-----------------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                    (23,983)       34,906        (11,799)        11,579          7,850
 Cumulative gap                                   (23,983)       10,923           (876)        10,703         18,553
 Cumulative gap percentage to
    interest earning assets                        (16.40)%        7.47%          (.60)%         7.32%         12.69%
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $3,442,000.


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


     CAPITAL RESOURCES

     The Board of Governors of the Federal Reserve System and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0%, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than other permit maintenance of capital at less than the 8% ratio.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible
assets and certain other adjustments.    However, no more than 25% of the
Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for credit losses.

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

     The table below presents the Company's and the Bank's risk-based and leverage capital ratios as of March 31, 1997.

                                                                                FOR CAPITAL                    TO BE WELL
                                                    ACTUAL                   ADEQUACY PURPOSES             PROMPT CORRECTIVE
-------------------------------------------------------------------------------------------------------------------------------
AS OF MARCH 31, 1997                         AMOUNT         RATIO         AMOUNT          RATIO          AMOUNT           RATIO
-------------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets:)
  Company                                      $14,869         10.86%       >=$10,950       >=8.00%                 N/A
  Regency Bank                                 $14,085         10.29%       >=$10,952       >=8.00%       >=$ 13,690    >=10.00%

Tier 1 Capital (to Risk Weighted Assets):
  Company                                      $13,170          9.62%       >=$ 5,475       >=4.00%                 N/A
  Regency Bank                                 $12,386          9.05%       >=$ 5,476       >=4.00%        >=$ 8,214     >=6.00%

Tier 1 Capital (to Average Assets):
   Company                                     $13,170          7.49%       >=$ 7,033       >=4.00%                 N/A
   Regency Bank                                $12,386          7.05%       >=$ 7,026       >=4.00%        >=$ 8,782     >=5.00%

     As indicated in the table above, at March 31, 1997, the Company's capital ratios exceed the minimum capital levels required by current federal regulations and the "Well Capitalized" standards of the prompt corrective action provision of the FDICIA described below.

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

-------------------------------------------------------------------------------
                                               QUARTER ENDED      QUARTER ENDED
                                              MARCH 31, 1997     MARCH 31, 1996
-------------------------------------------------------------------------------
 Return on average assets                               .54%               .79%
-------------------------------------------------------------------------------
 Return on average shareholders' equity                6.97%              9.56%
-------------------------------------------------------------------------------
 Average shareholders'  equity to average              7.74%              8.30%
 assets
-------------------------------------------------------------------------------
 Dividend payout ratio                                     -             33.89%
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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.        SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
          None

ITEM 5.        OTHER INFORMATION
          None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

         * (10.1)   Construction and Sales Agreement, dated March 31, 1997, made and entered into by and between Regency Service Corporation, a California corporation and Gary L. McDonald Real Estate and Development Co., a California corporation.

           (27.1)   Financial Data Schedule

         * Denotes management contracts, compensatory plans or arrangement.

       (b) Reports on Form 8-K

                    The Company filed a Form 8-K dated March 10, 1997, in which it reported that on March 4, 1997, the Registrant issued a press release which described a net 1996 annual income of $1.01 million, a $2.78 million improvement over the Company's financial performance the previous year.

                    The Company filed a Form 8-K dated April 17, 1997, in which it reported that on April 14, 1997, the Company issued a press release which stated that Gary McDonald, a founding member of the board of Regency Bank and its parent holding company, Regency Bancorp, announced his decision to not stand for election at the upcoming annual meeting. The Company also reported that on April 11, 1997, the Company issued a letter to shareholders notifying them of Gary McDonald's decision to not stand for election at the Company's 18th annual meeting, May 13, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REGENCY BANCORP

 Date:   May 8, 1997                    By:  /s/ Steven F. Hertel
       ______________________________        ______________________________
                                             Steven F. Hertel
                                             President  and Chief Executive
                                             Officer
                                             (Principal Executive Officer)


 Date:   May 8, 1997                    By:  /s/ Steven R. Canfield
       ______________________________        ______________________________
                                              Steven R. Canfield
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX


 EXHIBIT                                                           SEQUENTIAL
 NUMBER                        DESCRIPTION                         PAGE NUMBER

 *10.1     Construction  and Sales  Agreement,  dated  March 31,      31-50
           1997, made  and entered into  by and between  Regency
           Service Corporation, a California corporation, and Gary L. McDonald Real Estate and Development Co., a
           California corporation.


  27.1     Financial Data Schedule                                     51





* Denotes management contracts, compensatory plans or arrangements.