Form 10-Q
period 1997-06-30
REGENCY BANCORP
filed 1997-08-14
CIK 927718

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 1997.
                                    --------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to             .
                                    ---------------    ------------

                         COMMISSION FILE NUMBER  33-82150
                                                -----------

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
                                                      ---------------
                                     NONE
                                     ----

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
                                                    ---      ---

As of August 8, 1997, the registrant had 1,871,125 shares of Common Stock outstanding.

The Exhibit Index is located on page 33.

This report contains a total of 34 pages of which this is page one.

                       REGENCY BANCORP AND SUBSIDIARIES
PART  I  ITEM 1.            FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)                              JUNE 30, 1997     DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $  12,070             $  14,833
Federal funds sold                                                   6,400                 5,000
----------------------------------------------------------------------------------------------------
Total Cash and Equivalents                                          18,470                19,833
----------------------------------------------------------------------------------------------------
Interest bearing deposits in other banks                                 -                    98
Securities available-for-sale                                       37,199                33,270
----------------------------------------------------------------------------------------------------
Loans                                                              112,434                102,458
Allowance for credit losses                                         (1,891)                (1,615)
Deferred loan fees & discounts                                      (1,158)                (1,073)
----------------------------------------------------------------------------------------------------
Net Loans                                                          109,385                 99,770
----------------------------------------------------------------------------------------------------
Investments in real estate                                          11,260                 16,489
Other real estate owned                                                444                    437
Cash surrendered value of life insurance                             2,968                  2,903
Premises and equipment, net                                          2,011                  2,262
Accrued interest receivable and other assets                         5,133                  5,996
----------------------------------------------------------------------------------------------------
Total Assets                                                     $ 186,870             $  181,058
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing transaction accounts                         $  39,161             $   36,613
Interest bearing transaction accounts                                49,591                 47,850
Savings accounts                                                    35,126                 25,540
Time Deposits $100,000 or over                                      28,584                 30,766
Other time deposits                                                 18,400                 19,033
----------------------------------------------------------------------------------------------------
Total Deposits                                                     170,862                159,802

Short term borrowings                                                    -                      -
Notes Payable                                                        2,545                  4,976
Other Liabilities                                                    1,418                  2,810
----------------------------------------------------------------------------------------------------
Total Liabilities                                                  174,825                167,588
----------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized
no shares issued or outstanding
Common stock, no par value; 5,000,000
  shares authorized, 1,871,125 and 1,818,160 shares
  issued and outstanding in 1997 and 1996, respectively              9,276                  8,868
Retained earnings                                                    2,694                  4,601
Net unrealized gain (loss) on available-for-sale securities,
  net of taxes of $54,000 in 1997 and $1,000 in 1996                    75                      1
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                          12,045                  13,470
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                       $ 186,870             $   181,058
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See Notes to consolidated financial statements

                       REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                          FOR THE THREE MONTHS            FOR THE SIX  MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------
                                                          1997        1996                1997       1996
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans (including fees)                                      $2,904      $2,627             $5,704      $5,496
Investment securities:
  Taxable                                                      580         399              1,094         842
  Tax exempt                                                    34          22                 54          45
--------------------------------------------------------------------------------------------------------------
Total Investment Interest Income                               614         421              1,148         887
Other                                                          141          24                255          43
--------------------------------------------------------------------------------------------------------------
Total Interest Income                                        3,659       3,072              7,107       6,426
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                         1,310       1,038               2,569      2,166
Other                                                           20          62                  40        100
--------------------------------------------------------------------------------------------------------------
Total Interest Expense                                       1,330       1,100               2,609      2,266
--------------------------------------------------------------------------------------------------------------
Net interest income                                          2,329       1,972               4,498      4,160
Provision for credit losses                                    835           -                 835          -
--------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses                                1,494       1,972               3,663      4,160
--------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Income from investments in real estate partnerships              -           -                   -          -
Gain/(loss) on sale of loans                                   216         573                 486        888
Depositor service charges                                       96          85                 194        161
Income from investment management services                     188         162                 402        326
Gain/(loss) on sale of securities                              (36)          -                 (34)         -
Gain on sale of assets                                           0           4                   4          9
Servicing fees on loans sold                                    81          81                 167        139
Other                                                           74         157                 181        252
--------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                       619       1,062               1,400      1,775
--------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Loss from investments in real estate partnerships            3,350          85               3,590        182
Salaries and related benefits                                1,233       1,075               2,397      2,186
Occupancy                                                      411         401                 814        793
FDIC insurance and regulatory assessments                       22          16                  44         32
Marketing                                                      142         121                 232        211
Professional Services                                          157         269                 278        423
Director's fees and expenses                                    80          92                 176        168
Management fees for real estate projects                         4         154                 112        233
Supplies, Telephone & Postage                                   84          93                 163        178
Other                                                          323         317                 545        559
--------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                    5,806       2,623               8,351      4,965
--------------------------------------------------------------------------------------------------------------
Income before income taxes (benefit)                        (3,693)        411              (3,288)       970
Provision (benefit) for income taxes                        (1,551)        173              (1,381)       410
--------------------------------------------------------------------------------------------------------------
Net Income/(loss)                                          $(2,142)       $238             $(1,907)      $560
--------------------------------------------------------------------------------------------------------------
Net income/(loss) per common and common equivalent share     (1.15)        .13               (1.03)       .30
Weighted average common shares outstanding (in thousands)    1,859       1,874               1,845      1,872
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
FOR THE SIX  MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------
                                                       Common     Common                        Net
                                                        Stock      Stock     Retained    Unrealized
(In thousands)                               Number of Shares     Amount     Earnings    Gain (Loss)   Total
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              1,818    $ 8,868      $4,029       $45        $ 12,942
--------------------------------------------------------------------------------------------------------------
Issuance of common stock
  under stock option plan                                   -          -           -         -               -
Cash dividends                                              -          -        (218)        -            (218)
Net change in unrealized gain (loss) on
  available-for-sale securities (net of
  taxes of $183,000)                                       -          -           -      (253)           (253)
Net Income                                                  -          -         560         -             560
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                  1,818    $ 8,868      $4,371     $(208)       $ 13,031
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                       Common     Common                        Net
                                                        Stock      Stock     Retained    Unrealized
(In thousands)                               Number of Shares     Amount     Earnings    Gain (Loss)   Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                              1,818    $ 8,868     $ 4,601          $ 1      $ 13,470
--------------------------------------------------------------------------------------------------------------

Issuance of common stock to employee
  stock ownership plan                                     36        333           -            -           333

Issuance of common stock under stock
  option plan                                              17         75           -            -            75

Cash dividends                                              -          -           -            -             -

Net change in unrealized gain (loss)
  on available-for-sale securities (net
  of taxes of $53,000)                                      -          -           -           74            74

Net Loss                                                    -          -      (1,907)           -        (1,907)
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                  1,871     $9,276      $2,694          $75       $12,045
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------
(IN THOUSANDS) FOR THE SIX MONTHS ENDED  JUNE 30,                       1997             1996
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Increase (decrease) in cash equivalents:
Net income/(loss)                                                      $ (1,907)         $   560
Adjustments:
Provision for credit losses                                                 835                -
Provision for losses on real estate                                         635                -
Provision for OREO losses                                                    29                -
Depreciation and amortization                                               315              325
Deferred income taxes                                                      (286)             490
(Increase) decrease in interest receivable and other assets               1,096              (67)
Increase in surrender value of life insurance                               (65)             (70)
Distributions of income from real estate partnerships                         7              103
Equity in (income) loss of real estate partnerships                         218                5
(Increase) decrease in real estate held for sale                          4,169            3,987
(Gain)/loss on acquisition of partnerships                                    -              (63)
Increase (decrease) in other liabilities                                 (1,392)            (811)
Gain on sale of loans held-for-sale                                        (227)            (888)
Proceeds from sale of loans held-for-sale                                 5,587            8,742
Additions to loans held-for-sale                                         (3,884)          (5,901)
Loss (gain) on sale of premises and equipment and OREO                       (6)              (1)
Loss (gain) on sale of furniture and equipment                               16                -
(Gain)/loss on sale of investment securities                                 36                -
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       5,176            6,411
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                               (12,820)         (11,223)
Proceeds from sales of available-for-sale securities                      2,102                -
Proceeds from maturities of available-for-sale securities                 6,848           14,778
Loan participations purchased                                                 -                -
Loan participations sold                                                      -                -
Net (increase) decrease in loans                                        (12,159)          (3,079)
Net decrease (increase) in other short-term investments                      98                -
Cash received through acquisition of partnerships                             -              441
Proceeds from sale of OREO                                                  203              123
Capital contributions to real estate partnerships                             -             (397)
Capital distributions from real estate partnerships                         200            1,012
Purchases of premises and equipment                                         (82)            (199)
Proceeds from sale of premises and equipment                                 34                -
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (15,576)           1,456
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in time deposits accounts                        13,875            6,418
Net increase (decrease) in other deposits                                (2,815)          (9,441)
Net increase (decrease) on short term borrowings                              -                -
Cash dividends paid                                                           -            (218)
Payments for fractional shares related to
  stock dividends                                                             -                -
Payments on notes payable                                                (4,610)          (3,773)
Proceeds from notes payable                                               2,179              380
Proceeds from the issuance of common stock
  under employee stock option plan                                           75                -
Proceeds from the issuance of common stock
  to employee stock ownership plan                                          333                -
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       9,037           (6,634)
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,363)           1,233
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         19,833            8,925
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               18,470          $10,158
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

NOTE 2. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. Management determined that the effect of adoption of SFAS No. 125 on the Company's financial statements was not material and believes that the effect of adoption of SFAS No. 127 will also not be material.

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

    The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:

                                    THREE MONTHS               SIX  MONTHS
                                   ENDED JUNE 30,             ENDED JUNE 30,
                                ---------------------------------------------
                                  1997        1996            1997       1996
                                  ----        ----            ----       ----
Proforma basic EPS               (1.15)        .13           (1.03)       .31
Proforma diluted EPS             (1.12)        .13           (1.00)       .30

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 ("Reporting of Comprehensive Income"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, ("Disclosures about Segments of an Enterprise and Related Information") which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 3. - INVESTMENT SECURITIES

    During the period between December 31, 1996, and June 30, 1997, the Company recorded a net increase in the value of its available-for-sale portfolio of $74,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity. This change in value is primarily the result of slightly lower interest rates in the bond market at June 30, 1997 as compared to rates at December 31, 1996 and higher yielding investments in the Company's investment securities portfolio.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

-------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES           JUNE 30, 1997         DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                     Amortized      Fair    Amortized      Fair
(In thousands)                            Cost     Value         Cost     Value
-------------------------------------------------------------------------------
U.S. Treasuries                        $ 2,013   $ 2,019      $ 2,020   $ 2,029
U.S. Government Agencies                22,456    22,456       21,408    21,384
Mortgage-backed securities               2,550     2,650        7,972     7,948
State and Political Subdivisions         9,836     9,860        1,518     1,559
Equity Securities                          214       214          350       350
-------------------------------------------------------------------------------
Total                                  $37,069   $37,199      $33,268   $33,270
-------------------------------------------------------------------------------

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in Item 2 - Management's Discussion and Analysis, Balance Sheet Analysis.

-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)     JUNE 30, 1997    DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                         Percent of                  Percent of
                              Amount    Total Loans       Amount    Total Loans
-------------------------------------------------------------------------------
Commercial                     $ 65,397          58.3%    $ 56,624        55.3%
Real estate mortgage             13,917          12.3%      13,260        12.9%
Real estate construction         24,093          21.4%      23,796        23.2%
Consumer and other                9,027           8.0%       8,778         8.6%
-------------------------------------------------------------------------------
Subtotal                       $112,434         100.0%    $102,458       100.0%
-------------------------------------------------------------------------------
Less:
Unearned discount                   706                        681
Deferred loan fees                  452                        392
Allowances for credit losses      1,891                      1,615
-------------------------------------------------------------------------------
Total loans, net               $109,385                    $99,770
-------------------------------------------------------------------------------

NOTE 5. - SUPPLEMENTAL CASH FLOW INFORMATION

Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the six months ended June 30, 1997 and 1996:

-------------------------------------------------------------------------------
(IN THOUSANDS)                                      1997                 1996
-------------------------------------------------------------------------------
Cash paid during the period for:
Interest on deposits and other borrowings         $1,762               $2,266
Income taxes                                           -                  316
-------------------------------------------------------------------------------
Non cash transactions:
Transfer of loans to other real estate owned         233                  162
-------------------------------------------------------------------------------

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

     FINANCIAL SUMMARY

     The Company's consolidated net loss for the six months ended June 30, 1997, was $1,907,000, compared to net income of $560,000 for the period ended June 30, 1996. The net loss for the second quarter of 1997 was $2,142,000 as compared to income of $238,000 in the second quarter of 1996. The net loss for the second quarter and the first six months of 1997 was the direct result of the Company's decision to further accelerate the disposition of RSC's real estate holdings. Based upon the Company's new direction to pursue the bulk sale of several projects, as well as discounting other holdings to reflect RSC's currently anticipated sales proceeds, several properties were written down in value and additional reserves were added to allow for potential future losses on the sale of real estate. Additionally reserves were added to allow for potential future credit losses. Further discussion regarding RSC and the amounts of the aforementioned writedowns and reserves can be found on pages 16-18.

     Earnings/(loss) per weighted average common share was $(1.15) in the second quarter of 1997, and $(1.03) for the six month period ended June 30, 1997, compared to $0.13 per share in the second quarter of 1996 and $0.31 for the six month period ended June 30, 1996. The Company paid no cash dividends in the second quarter of 1997, while a cash dividend of $0.06 per share was paid in the second quarter of 1996. The Company's net income, without the loss from RSC, would have been $934,000 or $.51 per share for the six months ended June 30, 1997.

     The Company's return on average assets was (2.06)% for the first six months of 1997 compared to 0.69% for the first six months of 1996. Return on average common equity for the first six months of 1997 was (27.44)% compared to 8.43% for the same period in 1996.

     At June 30, 1997, the Company's total risk-based capital ratio was
9.21%, while the leverage ratio was 5.76%.   Capital ratios at these levels
are considered adequate under  FDICIA regulatory  guidelines, discussed in
greater detail on pages 27-29.   In a press release dated July 22, 1997,
the Company reported its second quarter and year to date results of operations and indicated that during the next six months it would pursue raising additional capital to allow for the continued growth of its banking and investment advisory activities.

     During the second quarter of 1997, RSC continued to pursue divestiture of its remaining real estate projects through various transactions. During the quarter, RSC sold 51 homes and lots and entered into escrow or sales agreements for the sale of 97 additional homes and lots which are expected to close during the third and fourth quarters of 1997. Based upon management's accelerated divestiture program, as well as discounted sales prices in the Fresno/Clovis marketplace, a writedown of $2,342,000 was made on June 30, 1997, to levels that more accurately reflect RSC's currently anticipated sales proceeds. In addition to the writedown, $634,000 was added to the reserve for potential future losses, bringing the reserve balance to $1,300,000 as of June 30, 1997, and an additional $835,000 was added to RSC's reserve for credit losses with $600,000 in loans being charged off. The total of the aforementioned reserves and writedowns incurred during the second quarter was $3,811,000.

     During the second quarter, the Bank implemented a new Visa Debit Card product as well as a program to obtain fee income from the usage of the Bank's ATM's by non-Regency clients. Both of these programs have begun to produce modest fee income and are expected to augment the Bank's non interest income in the future.

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

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)
FOR THE THREE MONTHS ENDED JUNE 30,                               1997                                       1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Average         Yield/                       Average         Yield/
                                                 Balance           Rate       Interest        Balance           Rate       Interest
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                       $105,732         11.02%         $2,904         $98,643         10.71%        $2,627
Investment securities (2)                         37,381          6.59%            614          27,871          6.08%           421
Federal funds sold & other                        10,274          5.50%            141           1,736          5.56%            24
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning assets                   $153,387          9.57%         $3,659        $128,250          9.63%        $3,072
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowance for credit losses                       (1,677)                                       (1,750)
Cash and due from banks                            9,000                                         8,035
Real estate investments                           15,862                                        19,143
Premises and equivalent, net                       2,143                                         2,252
Cash surrender value of life insurance             2,949                                         2,812
Accrued interest receivable and other assets       4,570                                         4,477
-----------------------------------------------------------------------------------------------------------------------------------
Total Average Assets                            $186,234                                      $163,219
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'EQUITY
Interest-bearing liabilities:
Transaction accounts                             $48,913          2.50%           $305         $44,235          2.63%          $289
Savings accounts                                  33,552          4.04%            338          24,472          4.11%           250
Time deposits                                     48,590          5.51%            667          38,910          5.16%           499
Federal funds purchased, notes payable
  and other                                        3,864          2.08%             20          10,558          2.36%            62
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities              $134,919          3.95%         $1,330        $118,175          3.74%        $1,100
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Transaction accounts                              35,042                                        29,551
Other liabilities                                  2,257                                         2,282
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                172,218                                       150,008
Shareholders' Equity:
Common stock                                       9,208                                         8,868
Retained earnings                                  4,922                                         4,393
Unrealized gain / (loss) on investment
  securities                                       (114)                                          (50)
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders Equity                        $14,016                                       $13,211
-----------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and shareholders'
  equity                                        $186,234                                      $163,219
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                             $2,329                                       $1,972
-----------------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
  interest-earning assets                                         9.57%                                         9.63%
Interest expense as a percentage of average
  interest-earning assets                                        (3.48%)                                       (3.45%)
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                               6.09%                                         6.18%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $320,000 and $328,000 for the three months ended June 30, 1997, and 1996, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)
FOR THE SIX MONTHS ENDED JUNE 30,                       1997                          1996
-------------------------------------------------------------------------------------------------------------
                                                     AVERAGE  YIELD/               AVERAGE  YIELD/
                                                     BALANCE   RATE    INTEREST    BALANCE   RATE    INTEREST
-------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                           $104,159  11.04%    $5,704    $ 96,846  11.41%    $5,496
Investment securities (2)                             35,092   6.60%     1,148      28,945   6.16%       887
Federal funds sold & other                             9,532   5.39%       255       1,650   5.24%        43
-------------------------------------------------------------------------------------------------------------
Total Interest-earning assets                       $148,783   9.63%    $7,107    $127,441  10.14%    $6,426
-------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowance for credit losses                           (1,675)                       (1,770)
Cash and due from banks                                8,834                         8,114
Real estate investments                               16,157                        19,757
Premises and equivalent, net                           2,196                         2,289
Cash surrender value of life insurance                 2,932                         2,794
Accrued interest receivable and other assets           4,260                         4,558
-------------------------------------------------------------------------------------------------------------
Total Average Assets                                $181,487                      $163,183
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts                                $ 47,999   2.55%    $  607    $ 45,239   2.70%    $  607
Savings accounts                                      31,378   4.07%       634      26,094   4.16%       540
Time deposits                                         48,690   5.50%     1,328      38,443   5.33%     1,019
Federal funds purchased, notes payable and
  other (3)                                            4,259   1.89%        40       8,226   2.44%       100
-------------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities                  $132,326   3.98%    $2,609    $118,002   3.86%    $2,266
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Transaction accounts                                  33,021                        29,163
Other liabilities                                      2,291                         2,657
-------------------------------------------------------------------------------------------------------------
Total liabilities                                    167,638                       149,822
Shareholders' Equity:
Common stock                                           9,096                         8,868
Retained earnings                                      4,815                         4,476
Unrealized gain / (loss) on investment securities        (62)                           17
-------------------------------------------------------------------------------------------------------------
Total Shareholders Equity                           $ 13,849                      $ 13,361
-------------------------------------------------------------------------------------------------------------
Total average liabilities and shareholders' equity  $181,487                      $163,183
-------------------------------------------------------------------------------------------------------------
Net Interest Income                                                     $4,498                        $4,160
-------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
 interest-earning assets                                       9.63%                        10.14%
Interest expense as a percentage of average
 interest-earning assets                                      (3.54%)                       (3.58%)
-------------------------------------------------------------------------------------------------------------
Net Interest Margin                                            6.09%                         6.56%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $606,000 and $614,000 for the six months ended June 30, 1997, and 1996, respectively.

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

     VOLUME/RATE ANALYSIS

-----------------------------------------------------------------------------------------------------
(IN THOUSANDS)
FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO 1996           VOLUME (1)     RATE (1)    TOTAL
-----------------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                                      244           33      277
Investment securities (2)                                                  134           59      193
Federal funds sold and other                                               118           (1)     117
-----------------------------------------------------------------------------------------------------
Total                                                                      496           91      587
-----------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                                        23           (7)      16
Savings accounts                                                            75           13       88
Time deposits                                                              138           30      168
Federal funds purchased, notes payable and other                           (26)         (16)     (42)
-----------------------------------------------------------------------------------------------------
Total                                                                      210           20      230
-----------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                                 286           71      357
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
(IN THOUSANDS)
 FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO 1996                VOLUME (1)   RATE (1)   TOTAL
-----------------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                                      388         (180)     208
Investment securities (2)                                                  198           63      261
Federal funds sold and other                                               211            1      212
-----------------------------------------------------------------------------------------------------
Total                                                                      797         (116)     681
-----------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                                         -            -        -
Savings accounts                                                           106          (12)      94
Time deposits                                                              279           30      309
Federal funds purchased and other                                          (41)         (19)     (60)
-----------------------------------------------------------------------------------------------------
Total                                                                      344           (1)     343
-----------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                                 453         (115)     338
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Net interest income before the provision for credit losses was $2,329,000 for the second quarter of 1997 as compared to $1,972,000 for the comparable period of 1996, an increase of $357,000 or 18.1%. This increase was primarily attributable to a larger earning assets base with only a modest decrease in the overall interest margin. The Company's net interest margin in the second quarter of 1997 (based on average interest earning assets) was 6.09% as compared to 6.18%
for the same period in 1996.  Interest earning assets grew 19.6% between June
30, 1996 and June 30, 1997.   Interest bearing liabilities grew 14.1% over
the same period. The Company's earning asset mix shifted between comparable periods with federal funds sold increasing from 1.4% of interest earning assets during the second quarter of 1996 to 6.7% of interest earning assets during the second quarter of 1997. As a percentage of average assets, loans dropped from 76.9% to 68.9% between the second quarter of 1996 and the second quarter of 1997 respectively, while investments increased from 21.7% to 24.4% of average earning assets. The shift of interest earning assets from higher yielding loans to lower yielding federal funds sold and investments is one of the components causing the decline in the net interest margin between the quarters ending June 30, 1996 and 1997, respectively.

     Net interest income before the provision for credit losses for the first six months of 1997 was $4,498,000 as compared to $4,160,000 for the comparable period of 1996, an increase of $338,000 or 8.1%. This increase was primarily attributable to a larger earning asset portfolio. The Company's net interest margin for the six month period ended June 30, 1997 (based on average interest-earning assets) was 6.09% as compared to 6.56% for the same period in 1996. Average interest-earning assets grew 16.7% for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996 while interest-bearing liabilities grew 12.1% over the comparable periods. The Company's earning asset mix showed an increased level of Fed Funds sold and investment securities and a lower level of loans, based on the percentage of earning assets, between comparable periods.

     INTEREST EARNING ASSET MIX

-----------------------------------------------------------------------------
(In thousands, except percentages)
For the six months ended June 30,          1997                  1996
-----------------------------------------------------------------------------
                                    Average    Percent    Average    Percent
                                    Balance   of Total    Balance   of Total
-----------------------------------------------------------------------------
Interest-Earning Asset Mix:
Loans                              $104,159      70.0%   $ 96,846      76.0%
Investment securities                35,092      23.6%     28,945      22.7%
Federal funds sold and other          9,532       6.4%      1,650       1.3%
-----------------------------------------------------------------------------
Total Interest-earning Assets      $148,783     100.0%   $127,441     100.0%
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Average interest-earning assets for the six months ended June 30, 1997 increased to $148,783,000 from $127,441,000 for the comparable period in 1996. Average loans increased by $7,313,000 to $104,159,000 representing 70.0% of average interest-earning assets for the first six months of 1997, compared to $96,846,000 or 76.0% for the first six months of 1996. The yield on average loans declined to 11.04% at June 30, 1997, from 11.41% at June 30, 1996, primarily due to lower interest rates as a result of competitive pressure from other banks.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short term investments. These investments are maintained to meet the liquidity requirements of the Company as well as pledging requirements on certain deposits, and typically have a lower yield than loans. The yield on investments increased to 6.60% for the six month period ended June 30, 1997, from 6.16% in the comparable period in 1996.

     Average interest-bearing liabilities for the six months ended June 30, 1997 increased to $132,326,000 from $118,002,000 for the comparable period in 1996 an increase of $14,324,000 or 12.1%. The primary reason for the increase was a result of exceptionally strong growth in deposits over the past 12 months with a large portion attributable to the opening of the Bank's
Madera branch in August 1996.   For the first six months ended June 30, 1997,
the average interest rate paid on interest-bearing liabilities increased to 3.98% from an average rate of 3.86% paid during the first six months of 1996.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan originations and servicing, depositor service charges), as well as from the Company's investment advisory firm, RIA.

     OTHER INCOME

---------------------------------------------------------------------------------------------
(IN THOUSANDS)                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
---------------------------------------------------------------------------------------------
                                                      1997       1996        1997      1996
---------------------------------------------------------------------------------------------
Other Income:
Income from investments in real estate partnerships   $  -     $    -      $    -     $   -
Gain/(loss) on sale of loans                           216        573         486       888
Depositor service charges                               96         85         194       161
Income from investment management services             188        162         402       326
Gain on sale of securities                             (36)         -         (34)        -
Gain on sale of assets                                   0          4           4         9
Servicing fees on loans sold                            81         81         167       139
Other                                                   74        157         181       252
---------------------------------------------------------------------------------------------
Total                                                 $619     $1,062      $1,400     $1,775
---------------------------------------------------------------------------------------------
(Income from RSC and RIA in these consolidated financial statements is included in noninterest income.  A further discussion of RSC and RIA is set forth below.)

     During the second quarter of 1997, the Company recognized noninterest income of $619,000, compared to $1,062,000 for the same period during 1996, a decrease of $443,000 or 41.7%. For the first six months of 1997, noninterest income was $1,400,000, compared to $1,775,000 for the first six months of 1996, a decrease of $375,000 or 21.1%. These declines were primarily attributable to lower gains on sale of SBA loans related to the decision to hold a larger portfolio of these loans in the Bank's loan portfolio rather than sell them for immediate gain.

     LOAN ORIGINATION & SALES

     The Bank originates various types of loans that may be sold on active secondary markets. The majority of loans available for sale are originated under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan. The Bank then sells the guaranteed portion of the loan in the secondary market while retaining the unguaranteed portion of the loan as well as the ongoing servicing. Income from the sale of the guaranteed portion is affected by the timing and volume of sales (when loans are funded and available for sale), as well as the premium paid in the secondary market. The premium paid in the secondary market is further affected by the rate and terms of the loan as well as the yield curve.

     During the quarter ended June 30, 1997, the Company had no sales of SBA loans, choosing instead to hold a larger portfolio of the guaranteed portion of these loans in an effort to increase interest income, however, several loans made under another program, Business and Industry "B&I", were sold and a gain recognized. Net income from loans sold in the second quarter of 1997 was $216,000 compared to $573,000 in the second quarter of 1996. The primary cause of the decline in income between the second quarter of 1996 and 1997 was the decision to hold a larger portfolio of SBA guaranteed loans in the Bank's portfolio. For the six months ended June 30, 1997, gains on the sale of loans was $486,000 compared to $888,000 during the first six months of 1996, a decrease of $402,000.

     An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the second quarter ended June 30, 1997, servicing income totaled $81,000, which was identical to the servicing income during the quarter ended June 30, 1996. For the six months ended June 30, 1997, servicing income totaled $167,000, an increase of $28,000 compared to $139,000 during the first six months of 1996. The servicing income increase for the first six months of 1997 was the result of a larger portfolio of loans.

     REGENCY SERVICE CORPORATION (RSC)

     The Bank's wholly owned subsidiary, Regency Service Corporation ("RSC"), has engaged in real estate development activities since 1986. Such activities, which typically involve the acquisition, development and sale of residential real properties (but which sometimes involve the sale of properties prior to development), historically have been structured as limited partnerships in which RSC is the limited partner and local developers are the general partners. Partnerships are accounted for under the equity method.

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

     For the second quarter ended June 30, 1997, the loss from investments in real estate amounted to $3,350,000 compared to a loss of $85,000 for the same period in 1996, an increase of $3,265,000. The increased loss resulted from the accelerated divestiture of properties at discounted prices as well as a writedown of several properties to reflect RSC's currently anticipated sales proceeds. The amount of the writedown of these properties was $2,342,000. During the quarter RSC sold 51 homes and lots and had entered into escrow or sales agreements for the sale of 97 additional homes and lots which are expected to close during the third and fourth quarters of 1997. On a stand alone basis, RSC's activities, (losses from the sale of properties, additions to RSC's provision for real estate losses and provision for credit losses, plus operating expenses), reduced the Company's overall pre-tax income by $4,027,000 in the second quarter of 1997 compared to a loss of $472,000 in the second quarter of 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

For the six months ended June 30, 1997, the loss from investments in real estate partnerships amounted to $3,590,000 compared to a loss of $182,000 for
the same period in 1996, an increase of $3,408,000.   As stated above, the
increased loss resulted from the sale of properties at discounted prices as well as the writedown of several properties to reflect RSC's currently anticipated sales proceeds. For the six months ended June 30, 1997, on a stand alone basis, RSC's activities, (including losses from the sale of properties, additions to RSC's provision for real estate losses and provision for credit losses, plus operating expenses), reduced the Company's overall pre-tax income by $4,915,000 compared to $771,000 in 1996.

     REGENCY INVESTMENT ADVISORS  (RIA)

     The Company's other wholly-owned subsidiary, Regency Investment Advisors ("RIA"), was formed in August 1993 through the acquisition by the Bank of the assets, including the client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice, to individuals and corporate clients for an annual fee that varies depending upon the size of a client account.

     Revenue from RIA for the second quarter of 1997 increased to $188,000 from $162,000 in the same period of 1996, an increase of $16,000 or 9.9%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $21,000 in the second quarter of 1997 compared to after-tax income of

$3,000 in the second quarter of 1996. RIA's operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

     For the six months ended June 30, 1997, revenue from RIA increased to $402,000 from $326,000 for the same period in 1996, an increase of $76,000 or 23.3%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $48,000 for the six months ended June 30, 1997, compared to $3,600 for the same period in 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

     RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of June 30, 1997, RIA had $80.3 million in assets under management, an increase of $11.3 million, or 16.4% compared to $69.0 million as of June 30, 1996. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     OTHER EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

     OTHER OPERATING EXPENSE TO AVERAGE ASSETS

-------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE THREE MONTHS ENDED JUNE 30,                         1997                  1996
-------------------------------------------------------------------------------------------------
                                                                Percent of            Percent of
                                                                   Average               Average
                                                       Amount       Assets   Amount       Assets
-------------------------------------------------------------------------------------------------
Other Expense:
Loss from investments in real estate partnerships      $3,350        7.21%   $   85        0.21%
Salaries and related benefits                           1,233        2.65%    1,075        2.65%
Occupancy                                                 411        0.88%      401        0.99%
FDIC insurance and regulatory assessments                  22        0.05%       16        0.04%
Marketing                                                 142        0.31%      121        0.30%
Professional services                                     157        0.34%      269        0.66%
Director's fees and expenses                               80        0.17%       92        0.23%
Management fees for real estate projects                    4        0.01%      154        0.38%
Supplies, telephone & postage                              84        0.18%       93        0.23%
Other                                                     323        0.70%      317        0.78%
-------------------------------------------------------------------------------------------------
TOTAL                                                  $5,806       12.50%   $2,623        6.46%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

     For the second quarter ended June 30, 1997, other expenses increased 121.3% or $3,183,000 to $5,806,000, up from $2,623,000 during the comparable period in 1996. The primary cause of the increase was due to losses from investments in real estate. When compared to average assets for the respective periods, other operating expenses increased to 12.50% versus 6.46% in 1996.

     Losses related to RSC investments in real estate increased in the second quarter of 1997 to $3,350,000 an increase of $3,265,000, from losses of $85,000 in the second quarter of 1996. The increased loss resulted from the sale of properties at discounted prices, as well as the writedown of several properties to reflect RSC's currently anticipated sales proceeds under its accelerated divestiture plan.

     Salaries and related benefits increased by $158,000 or 14.7% in the second quarter ended June 30, 1997 to $1,233,000 from $1,075,000 in the second quarter of 1996. The primary cause of the increase can be attributed to additional staff related to the Bank's Madera branch which was opened during the third quarter of 1996. Salaries and related benefits, as a percentage of average assets, were 2.65% during both the second quarter of 1997 and the comparable period in 1996.

     Occupancy expense during the second quarter ended June 30, 1997 increased by $10,000, or 2.5%, to $411,000, from $401,000 for the comparable period in 1996. As a percentage of average assets, occupancy expense declined to .88% from .99% for the quarters ending June 30, 1997 and 1996, respectively.

     FDIC insurance and regulatory assessments increased 37.5% to $22,000 during the second quarter of 1997, an increase of $6,000 from $16,000 for the quarter ended June 30, 1996. The primary cause of the increase was the larger deposit portfolio maintained by the Bank over the last year.

     Professional services consist primarily of fees paid for legal, accounting and consulting services to third party professionals. During the quarter ended June 30, 1997, professional services decreased by $112,000, or 41.6% to $157,000 from $269,000 during the second quarter of 1996. As a percentage of average assets, professional services were .34% and .66% in the second quarter of 1997 and 1996, respectively. The primary reason for the decrease in professional services between the periods related to lower legal and accounting costs for RSC as well as higher than normal consulting expenses incurred in 1996.

     Management fees paid for real estate projects decreased by $150,000 to $4,000 in the period ended June 30, 1997 from $154,000 during the second quarter of 1996. As a percentage of average assets, management fees for real estate projects were .01% and .38% for the quarters ended June 30, 1997 and 1996, respectively. The primary cause of the decrease is related to a new performance based construction and sales agreement entered into between RSC and GMREDCO.

     Supplies, telephone, postage and other expenses decreased slightly in the second quarter of 1997 compared to the second quarter of 1996.
Supplies, telephone and postage declined by $9,000 to $84,000 for the period ended June 30, 1997 from $93,000 during the comparable period in 1996. As a percentage of average assets, supplies, telephone and postage were .18% and
 .23% in the second quarter of 1997 and 1996, respectively. Other expenses increased by $6,000 to $323,000 for the second quarter ended June 30, 1997 from $317,000 during the comparable period in 1996. As a percentage of average assets, other expenses were .70% and .78% for the quarters ended, June 30, 1997 and 1996, respectively.

OTHER OPERATING EXPENSE TO AVERAGE ASSETS

-------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE SIX MONTHS ENDED JUNE 30,                            1997                 1996
-------------------------------------------------------------------------------------------------
                                                                Percent of            Percent of
                                                                   Average               Average
                                                       Amount       Assets   Amount       Assets
-------------------------------------------------------------------------------------------------
Other Expense:
Loss from investments in real estate partnerships      $3,590        3.99%   $  182        0.22%
Salaries and related benefits                           2,397        2.66%    2,186        2.69%
Occupancy                                                 814        0.90%      793        0.98%
FDIC insurance and regulatory assessments                  44        0.05%       32        0.04%
Marketing                                                 232        0.26%      211        0.26%
Professional services                                     278        0.31%      423        0.52%
Director's fees and expenses                              176        0.20%      168        0.21%
Management fees for real estate projects                  112        0.12%      233        0.29%
Supplies, telephone & postage                             163        0.18%      178        0.22%
Other                                                     545        0.61%      559        0.69%
-------------------------------------------------------------------------------------------------
TOTAL                                                  $8,351        9.28%   $4,965        6.12%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

     For the six months ended June 30, 1997, non-interest expenses increased 68.2% or $3,386,000 to $8,351,000, up from $4,965,000 during the comparable period in 1996. The primary cause of the increase was due to losses from RSC investments in real estate. When compared to average assets for the respective periods, other expenses increased to 9.28% versus 6.12% in 1996.

     Losses related to RSC investments in real estate increased in the six months ended June 30, 1997 to $3,590,000 an increase of $3,408,000, from losses of $182,000 in the comparable period of 1996. The increase resulted from the sale of properties at discounted prices as well as the writedown of several properties to reflect RSC's currently anticipated sales proceeds under its accelerated divestiture plan. As a percentage of average assets, losses related to real estate investments increased to 3.99% for the first six months of 1997 from .22% during the comparable period in 1996.

     Salaries and related benefits increased by $211,000 or 9.65% in the six months ended June 30, 1997 to $2,397,000 from $2,186,000 in the comparable period of 1996. The primary cause of the increase can be attributed to additional staff related to the Bank's Madera branch which was opened during the third quarter of 1996. Salaries and related benefits decreased as a percentage of average assets, to 2.66% for the first six months of 1997 from 2.69% during the comparable period in 1996.

     Occupancy expense during the six months ended June 30, 1997 increased by $21,000, or 2.65%, to $814,000, from $793,000 for the comparable period in 1996. As a percentage of average assets occupancy expense declined to .90% from .98% for the six months ending June 30, 1997 and 1996, respectively.

     FDIC insurance and regulatory assessments increased 37.5% to $44,000 during the six months ending June 30, 1997, an increase of $12,000 from $32,000 for the comparable period in

1996. The primary cause of the increase was the larger deposit portfolio maintained by the Bank over the last year.

     Professional services decreased in the six months ended June 30, 1997, by $145,000, or 34.3% to $278,000 from $423,000 during the comparable period of 1996. As a percentage of average assets, professional services were .31% and .52% in the second quarter of 1997 and 1996, respectively. The primary reason for the decrease in professional services between the periods related to lower legal and accounting costs for RSC.

     Management fees paid for real estate projects decreased by $121,000 to $112,000 in the six month period ended June 30, 1997 from $233,000 during the comparable period of 1996. As a percentage of average assets, management fees for real estate projects were .12% and .29% for the six months ended June 30, 1997 and 1996, respectively. Supplies, telephone, postage and other expenses decreased slightly in the six months ended June 30, 1997 compared to the same period of 1996. Supplies, telephone and postage declined by $15,000 to $163,000 for the period ended June 30, 1997 from $178,000 during the comparable period in 1996. As a percentage of average assets, supplies, telephone and postage were .18% and .22% in the first six months of 1997 and 1996, respectively. Other expenses decreased by $14,000 to $545,000 for the six months ended June 30, 1997 from $559,000 during the comparable period in 1996. As a percentage of average assets, other expenses were .61% and .69% for the six months ended, June 30, 1997 and 1996, respectively.

     LOANS

     The Company's loans are primarily made within its defined market area of Fresno and Madera counties. During the first quarter of 1995, the Company opened an SBA loan production office in Modesto and additionally employs business development officers targeting businesses in the northern and southern San Joaquin Valley for SBA loans.

     Commercial loans, including SBA loans, comprised approximately 58.2% of the Company's loan portfolio at June 30, 1997. These loans are generally to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most
commercial loans is cash flow from the primary business.   Additional
collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real Estate Construction lending comprised 21.4% of the Company's loan portfolio at June 30, 1997, consisting of loans primarily for the construction of single family residential housing. Loans in this category may be to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. Such loans also contain $5.0 million in loans RSC has made to its partnerships or to facilitate the sale of a project. The majority of construction loans have floating rates tied to either the national Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent on the residential real estate market, principally from the sale of the property. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

     Real Estate Mortgage loans comprised 12.4% of the loan portfolio at June 30, 1997, and are made up of (62%) non-residential properties and (38%) single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values, economic conditions surrounding commercial real estate properties, and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent on the income of the borrower from other sources; however, declines in the underlying property value may create risk in these loans.

     Consumer installment loans represented the remainder of the loan portfolio at June 30, 1997, comprising 8.0% of total loans. This category includes traditional Consumer Installment Loans (54%), Home Equity Lines of Credit (39%), and Visa Card Loans (7%). Consumer installment loans are generally secured by second trust deeds on single-family residences, while Visa Cards are unsecured.

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

     At June 30, 1997, nonperforming loans amounted to $2,496,000 or 2.22% of total loans compared to $3,301,000 or 3.22% at December 31, 1996 and $3,855,000 or 3.85% at June 30, 1996. Other real estate owned was $444,000 at June 30, 1997 compared to $437,000 at December 31, 1996. Of the total nonaccrual loans, $1,636,000 represented loans RSC has made to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. While the Company has placed these loans on non-accrual, RSC continues to receive principal and interest payments based on the terms of individual notes. Without the non-accrual loans made by RSC, the Bank's loan portfolio at June 30, 1997 had $829,000 in non-accrual loans or .74%, compared to $51,000 in non-accrual loans or .05% at December 31, 1996. Of the Bank's non-accrual loans at June 30, 1997, $503,000 represent the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for Bank's originating SBA loans which are subsequently sold on the secondary market. Under the new requirement, if a borrower defaults on an SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the Bank, the Bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that non-accrual levels will be slightly higher.

Following is a table presenting the nonperforming loans for the periods ending June 30, 1997 and December 31, 1996, respectively.

     NONPERFORMING ASSETS

---------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                               JUNE 30, 1997   DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------
Nonperforming Assets:
Nonaccrual RSC loans                                                  $  1,636            $  3,250
Nonaccrual bank loans                                                      829                  51
Restructured loans                                                          31                   -
---------------------------------------------------------------------------------------------------
Nonperforming loans                                                      2,496               3,301
Other real estate owned                                                    444                 437
---------------------------------------------------------------------------------------------------
Total nonperforming assets                                               2,940               3,738
---------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                                            222                  19
---------------------------------------------------------------------------------------------------
Total loans before allowance for losses                                112,434             102,458
Total assets                                                           186,870             181,058
Allowance for possible credit losses                                    (1,891)             (1,615)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Ratios:
Nonperforming loans to total loans consolidated                           2.22%               3.22%
Nonperforming loans to total loans bank only (excluding RSC loans)        0.74%               0.05%
Nonperforming assets to:
Total loans                                                               2.61%               3.65%
Total loans and OREO                                                      2.60%               3.63%
Total assets                                                              1.57%               2.06%
Allowance for possible credit losses to total nonperforming assets       64.32%              43.23%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

     At June 30, 1997 and December 31, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $261,000 and $242,000, respectively.

These amounts were evaluated for impairment using the fair value of collateral. At June 30, 1997, the related SFAS No. 114 allowance for credit losses considered impaired was $119,000. The Company uses the cash basis method of income recognition for impaired loans. For the six months ended June 30, 1997 and 1996, the Company did not recognize any income on such loans.

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

     The allowance for credit losses totaled $1,891,000 or 1.68% of total loans at June 30, 1997, compared to $1,615,000 or 1.58% at December 31, 1996. The increase is the result of charge offs net of recoveries of $559,000 during the first six months of 1997 with additional provision for credit losses of $835,000. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1996 and June 30, 1997.


-------------------------------------------------------------------------------
(IN THOUSANDS)
-------------------------------------------------------------------------------
Balance, December 31, 1996                                             $ 1,615
-------------------------------------------------------------------------------
Provision charged to expense                                               835
Loans charged off                                                         (674)
Recoveries                                                                 115
-------------------------------------------------------------------------------
Balance, June 30, 1997                                                  $1,891
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of six projects and is a limited partner in two projects. Included in the investments in real estate balance at June 30, 1997 are acquisition, development and construction loans held by the Bank totaling $271,000. The remaining investments in real estate balance of $10,989,000 represents RSC's investments in real estate.

The following table represents the condensed financial information relative to RSC for the period ending June 30, 1997 and December 31, 1996, respectively.

---------------------------------------------------------------------------------------
(IN THOUSANDS)                                     JUNE 30, 1997    DECEMBER 31, 1996
---------------------------------------------------------------------------------------
Financial Position:
Investments in real estate
Real estate held-for-sale                                $10,645             $15,520
Equity in partnerships                                     1,644               2,070
---------------------------------------------------------------------------------------
Investment in real estate before allowance                12,289              17,590
Allowance for real estate losses                          (1,300)             (1,310)
---------------------------------------------------------------------------------------
Investment in real estate                                $10,989             $16,280
---------------------------------------------------------------------------------------
Loans to real estate partnerships and projects             2,109               3,988
Allowance for loan losses                                   (344)               (110)
---------------------------------------------------------------------------------------
Net Loans                                                  1,765               3,878
---------------------------------------------------------------------------------------
Other Assets                                               1,827               1,733
---------------------------------------------------------------------------------------
Liabilities                                               (2,924)             (6,219)
---------------------------------------------------------------------------------------
Bank's investment in RSC                                 $11,657             $15,672
---------------------------------------------------------------------------------------

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major
fluctuations in overall deposit balances.   In order to assist in meeting its
funding needs, the Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of June 30, 1997, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its federal funds lines.

The following table presents the composition of the deposit mix for the period ending June 30, 1997 and December 31, 1996, respectively.

--------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                   JUNE 30, 1997            DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------
                                                          Percent of                  Percent of
                                             Amount   Total Deposits     Amount   Total Deposits
--------------------------------------------------------------------------------------------------
Noninterest-bearing transaction accounts   $ 39,161            22.9%   $ 36,613            22.9%
Now and MMI                                  49,591            29.0%     47,850            29.9%
Savings                                      35,126            20.6%     25,540            16.0%
Time under $100,000                          18,400            10.8%     19,033            11.9%
Time $100,000 and over                       28,584            16.7%     30,766            19.3%
--------------------------------------------------------------------------------------------------
Total interest-bearing deposits             131,701            77.1%    123,189            77.1%
--------------------------------------------------------------------------------------------------
Total Deposits                             $170,862           100.0%   $159,802           100.0%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                                           NEXT DAY   AFTER THREE        AFTER
                                                         BUT WITHIN        MONTHS     ONE YEAR
(IN THOUSANDS, EXCEPT PERCENTAGES)                            THREE    BUT WITHIN   BUT WITHIN        AFTER
AS OF JUNE 30, 1997                        IMMEDIATELY       MONTHS     12 MONTHS   FIVE YEARS   FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans (1)                                       41,172       37,384       10,963        10,677        9,233     109,969
Investment securities and other                    214       14,442        9,700         9,772        2,941      37,069
-------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                          $ 48,326      $51,826      $20,663       $20,449      $12,174    $153,438
-------------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts           49,591            -            -             -            -      49,591
Savings accounts                                32,284        2,842            -             -            -      35,126
Time deposits                                        -       14,274       28,220         3,529          961      46,984
Federal funds purchased                              -            -            -             -            -           -
-------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities            $ 81,875      $17,116      $28,220       $ 3,529      $   961    $131,701
-------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                  (33,549)      34,710       (7,557)       16,920       11,213
Cumulative gap                                 (33,549)       1,161       (6,396)       10,524       21,737
Cumulative gap percentage to
  interest earning assets                       (21.86%)       0.76%       (4.17%)        6.86%       14.17%
-------------------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $2,465,000.

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

The table below presents the Company's and the Bank's risk-based and leverage capital ratios as of June 30, 1997.

                                                                                              TO BE ADEQUATELY
                                                                                              CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY           PROMPT CORRECTIVE
                                                 ACTUAL              PURPOSES                 ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 1997                          AMOUNT   RATIO       AMOUNT       RATIO         AMOUNT        RATIO
-----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets:)
Company                                     $12,352   9.21%     > = $10,732   > = 8.00%             N/A
Regency Bank                                $12,015   8.97%     > = $10,721   > = 8.00%     > = $10,721   > = 8.00%

Tier 1 Capital (to Risk Weighted Assets):
Company                                     $10,674   7.96%     > = $5,366    > = 4.00%             N/A
Regency Bank                                $10,330   7.71%     > = $5,361    > = 4.00%     > = $5,361    > = 4.00%

Tier 1 Capital (to Average Assets):
Company                                     $10,674   5.76%     > = $7,408    > = 4.00%             N/A
Regency Bank                                $10,330   5.58%     > = $7,408    > = 4.00%     > = $7,408    > = 4.00%

     As indicated in the table above, at June 30, 1997, the Company's and Bank's capital ratios are considered "Adequately Capitalized" by current standards of the prompt corrective action provision of the FDICIA described below.

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

--------------------------------------------------------------------------------------------
                                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                   ENDED JUNE 30,          ENDED JUNE 30,
--------------------------------------------------------------------------------------------
                                                  1997         1996        1997       1996
--------------------------------------------------------------------------------------------
Return on average assets                        (4.61)%         .59%     (2.12)%       .69%
--------------------------------------------------------------------------------------------
Return on average shareholders' equity         (61.30)%        7.25%    (27.77)%      8.43%
--------------------------------------------------------------------------------------------
Average shareholders' equity to average assets   7.53%         8.09%      7.63%       8.19%
--------------------------------------------------------------------------------------------
Dividend payout ratio                            0.00%        45.84%      0.00%      38.96%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.  CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

    (a) The 1997 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 13, 1997.

    The following seven directors, all of whom are incumbent directors, and Mr. Dan Ray (the employee director nominee) were elected at the Annual Meeting by the following vote:

                                                   VOTES AGAINST
                                      VOTES FOR      OR WITHHELD
                                      ---------    -------------
                Joseph L, Castanos    1,520,000            2,838
                Steven F. Hertel      1,520,000            2,838
                Roy Jura              1,520,000            2,838
                Barbara Palmquist     1,520,000            2,838
                David N. Price        1,520,000            2,838
                Daniel Ray            1,520,000            2,838
                Daniel R. Suchy       1,520,000            2,838
                Waymon E. Watts       1,520,000            2,838

    (c) The appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1997 fiscal year was ratified by the following vote:

                Votes for - 1,517,636     Votes against or withheld - 5,202


ITEM 5.  OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                    (27.1)    Financial Data Schedule

        (b)  Reports on Form 8-K

                  The Company filed a Form 8-K dated April 17, 1997, in which it reported that on April 14, 1997, the Company issued a press release which stated that Gary McDonald, a founding member of the board of Regency Bank and its parent holding company, Regency Bancorp, announced his decision to not stand for election at the upcoming annual meeting. The Company also reported that on April 11, 1997, the Company issued a letter to shareholders notifying them of Gary McDonald's decision to not stand for election at the Company's 18th annual meeting, May 13, 1997

                  The Company filed a Form 8-K dated May 14, 1997, in which it reported that on May 9, 1997, the Registrant issued a press release which described earnings of $235,000 from its consolidated operations during the first quarter of 1997. It also announced that total assets reached a record level, $181.6 million, a growth of 8.9% from $166.7 million a year earlier.

                  The Company filed a Form 8-K dated July 22, 1997, in which it reported that on July 22, 1997, the Registrant issued a press release and letter to shareholders announcing its results of operations for the first six months of 1997 as well as a capital augmentation program. The registrant stated that it took action at June 30, 1997 resulting from an analysis of strategic alternatives to make a special adjustment to the balance sheet of registrant's subsidiary, RSC and engaged Carruthers & Company to assist registrant in raising additional capital.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REGENCY BANCORP


Date:    August 11, 1997            By:   /s/ Steven F. Hertel
     -----------------------           ----------------------------------------
                                          Steven F. Hertel
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:    August 11, 1997            By:   /s/ Steven R. Canfield
     -----------------------           ----------------------------------------
                                          Steven R. Canfield
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                             SEQUENTIAL
NUMBER          DESCRIPTION                                         PAGE NUMBER

27.1            Financial Data Schedule                                  34
