Form 10-Q
period 1997-09-30
REGENCY BANCORP
filed 1997-11-13
CIK 927718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended      September 30, 1997               .

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                       to           .


                           COMMISSION FILE NUMBER  33-82150

                                   REGENCY BANCORP
                (Exact name of registrant as specified in its charter)

            CALIFORNIA                             77-0378956
    (State or other jurisdiction of              (I.R.S. Employer
    Incorporation or organizations)              Identification No.)

    7060 N. FRESNO STREET, FRESNO, CALIFORNIA                      93720
    (Address of principal executive offices)                     (Zip code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (209) 438-2600

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

As of November 6, 1997, the registrant had 1,871,125 shares of Common Stock outstanding.

The Exhibit Index is located on page 34.

This report contains a total of 35 pages of which this is page one.

                     REGENCY BANCORP AND SUBSIDIARIES
PART  I,  ITEM 1.          FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
                                             (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)        SEPTEMBER 30, 1997  DECEMBER 31, 1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                            $ 13,710           $ 14,833
Federal funds sold                                    2,500              5,000
------------------------------------------------------------------------------
Total Cash and Equivalents                           16,210             19,833
------------------------------------------------------------------------------
Interest bearing deposits in other banks                  -                 98
Securities available-for-sale                        37,460             33,270
------------------------------------------------------------------------------
Loans                                               119,836            102,458
Allowance for credit losses                          (2,211)            (1,615)
Deferred loan fees & discounts                       (1,057)            (1,073)
------------------------------------------------------------------------------
Net Loans                                           116,568             99,770
------------------------------------------------------------------------------
Investments in real estate                            8,911             16,489
Other real estate owned                                 519                437
Cash surrender value of life insurance                3,002              2,903
Premises and equipment, net                           1,877              2,262
Accrued interest receivable and other assets          4,401              5,996
------------------------------------------------------------------------------
Total Assets                                      $ 188,948          $ 181,058
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing transaction accounts           $ 41,204           $ 36,613
Interest bearing transaction accounts                53,559             47,850
Savings accounts                                     35,434             25,540
Time deposits $100,000 or over                       27,280             30,766
Other time deposits                                  17,501             19,033
------------------------------------------------------------------------------
Total Deposits                                    $ 174,978          $ 159,802
------------------------------------------------------------------------------
Short term borrowings                                     -                  -
Notes payable                                             -              4,976
Other liabilities                                     1,525              2,810
------------------------------------------------------------------------------
Total Liabilities                                 $ 176,503          $ 167,588
------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued or outstanding
Common stock, no par value; 5,000,000
  shares authorized, 1,871,125 and  1,818,160 shares
  issued and outstanding in 1997 and 1996,
  respectively                                        9,276              8,868
                                                      2,995              4,601
Retained earnings
Net unrealized gain (loss) on available-for-sale
  securities, net of taxes of $126,000 in 1997 and
  $1,000 in 1996                                        174                  1
------------------------------------------------------------------------------
Total  Shareholders' Equity                          12,445             13,470
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $ 188,948          $ 181,058
------------------------------------------------------------------------------
See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PER COMMON AND EQUIVALENT SHARE DATA)      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                      1997           1996          1997           1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans (including fees)                                             $ 3,330        $ 2,884        $ 9,034        $ 8,380
Investment securities:
  Taxable                                                              557            430          1,651          1,272
  Tax exempt                                                            45             99             99             66
----------------------------------------------------------------------------------------------------------------------------
Total Investment  Interest Income                                      602            451          1,750          1,338
Other                                                                   99             17            354             60
----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                4,031          3,352         11,138          9,778
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                 1,331          1,130          3,900          3,296
Other                                                                   20             41             60            141
----------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                               1,351          1,171          3,960          3,437
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  2,680          2,181          7,178          6,341
Provision for credit losses                                            460              -          1,295              -
----------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for credit losses                                       2,220          2,181          5,883          6,341
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Gain on sale of loans                                                   26            231            512          1,119
Depositor service charges                                              101             83            295            244
Income from investment management services                             198            174            600            500
Gain/(loss) on sale of securities                                        -              -            (34)             -
Gain on sale of assets                                                 248              5            252             14
Servicing fees on loans sold                                            83             92            250            231
Other                                                                   68             90            249            342
----------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                               724            675          2,124          2,450
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Loss (gain) from investments in real estate partnerships               (21)           (12)         3,569            170
Salaries and related benefits                                        1,216          1,154          3,613          3,340
Occupancy & equipment                                                  399            438          1,213          1,231
FDIC insurance and regulatory assessments                               47             15             91             47
Marketing                                                              102            117            334            328
Professional services                                                   56            178            334            601
Director's fees and expenses                                            44             90            220            258
Management fees for real estate projects                                 9            126            121            359
Supplies, telephone & postage                                           78             94            241            272
Other                                                                  490            171          1,035            730
----------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                            2,420          2,371         10,771          7,336
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      524            485         (2,764)         1,455
Provision (benefit) for income taxes                                   223            203         (1,158)           613
----------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                     $301           $282       $ (1,606)        $  842
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common and
   common equivalent share                                           $ .16          $ .15       $   (.84)        $  .45
Shares used in computation                                           1,926          1,869          1,912          1,869
----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


                        REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------------
                                               Common Stock         Common                            Net
                                                  Number of          Stock       Retained      Unrealized
(In thousands)                                       Shares         Amount       Earnings      Gain (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                            1,818        $ 8,868        $ 4,029           $ 45       $ 12,942
----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
   under stock option plan                                -              -              -              -              -

Cash dividends                                            -              -           (327)             -           (327)

Net change in unrealized gain (loss) on
   available-for-sale securities (net of
    taxes of $135,000)                                    -              -              -           (186)          (186)

Net Income (loss)                                         -              -            842              -            842
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                           1,818        $ 8,868        $ 4,544         $ (141)      $ 13,271
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                                               Common Stock         Common                            Net
                                                  Number of          Stock       Retained      Unrealized
(In thousands)                                       Shares         Amount       Earnings      Gain (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                            1,818        $ 8,868        $ 4,601            $ 1       $ 13,470
----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
   to employee stock ownership plan                      36            333              -              -            333

Issuance of common stock
   under stock option plan                               17             75              -              -             75

Cash dividends                                            -              -              -              -              -

Net change in unrealized gain (loss) on
   available-for-sale securities (net of                  -              -              -            173            173
    taxes of $126,000)

Net Income (loss)                                         -              -         (1,606)             -         (1,606)
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                           1,871        $ 9,276        $ 2,995          $ 174       $ 12,445
----------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


                        REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------
(IN THOUSANDS) FOR THE NINE MONTHS ENDED SEPTEMBER 30,           1997          1996
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Increase (decrease) in cash equivalents:
Net income/(loss)                                            $ (1,606)        $ 842
Adjustments:
Provision for credit losses                                     1,295             -
Provision for losses on real estate                               364             -
Provision for OREO losses                                          80             -
Depreciation and amortization                                     467           535
Deferred income taxes                                            (171)          490
(Increase) decrease in interest receivable and other assets     1,641           (92)
Increase in surrender value of life insurance                     (99)         (104)
Distributions of  income from real estate partnerships              7           103
Equity in (income) loss of real estate partnerships               397           (10)
(Increase) decrease in real estate held for sale                6,110         6,417
(Gain)/loss on acquisition of partnerships                          -           (63)
Increase (decrease)  in other liabilities                      (1,285)         (566)
Gain on sale of loans held-for-sale                              (512)       (1,119)
Proceeds from sale of loans held-for-sale                      14,475        11,619
Additions to loans held-for-sale                              (14,065)       (8,253)
Loss (gain) on sale of premises and equipment and OREO            (22)           (1)
Loss (gain) on sale of furniture and equipment                     16             -
(Gain)/loss on sale of investment securities                       33             -
----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           $ 7,125       $ 9,798
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                     (15,612)      (12,109)
Proceeds from sales of available-for-sale securities            4,341         1,000
Proceeds from maturities of available-for-sale securities       7,303        14,094
Loan participations purchased                                       -             -
Loan participations sold                                            -             -
Net (increase) decrease in loans                              (18,355)       (5,839)
Net decrease (increase) in other short-term investments            98             -
Cash received through acquisition of partnerships                   -           441
Proceeds from sale of OREO                                        224           123
Capital contributions to real estate partnerships                   -          (397)
Capital distributions from real estate partnerships               700         1,012
Purchases of premises and equipment                               (89)         (357)
Proceeds from sale of premises and equipment                       34             -
----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         $ (21,356)     $ (2,032)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in time deposits accounts              (5,018)        9,949
Net increase (decrease) in other deposits                      20,194        (1,626)
Net increase (decrease) on short term borrowings                    -             -
Cash dividends paid                                                 -          (327)
Payments for fractional shares related to stock dividends           -             -
Payments on notes payable                                      (7,155)       (7,059)
Proceeds from notes payable                                     2,179           380
Proceeds from the issuance of common stock under
   employee stock option plan                                      75             -
Proceeds from the issuance of common stock to
   employee stock ownership plan                                  333             -
----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            10,608         1,317
----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (3,623)        9,083
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               19,833         8,925
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                  $ 16,210      $ 18,008
----------------------------------------------------------------------------------------
See notes to consolidated financial statements


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

    The following table provides pro forma disclosure of basic and diluted EPS in accordance with SFAS No. 128:

                              THREE  MONTHS            NINE  MONTHS
                           ENDED  SEPTEMBER 30,      ENDED SEPTEMBER 30,
                        --------------------------------------------------
                             1997      1996           1997      1996
                            ------    ------         ------    ------
Proforma basic EPS           .16       .16            (.87)     .15
Proforma diluted EPS         .16       .15            (.84)     .45

    In June 1997, the FASB adopted SFAS No. 130 ("Reporting of Comprehensive Income"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, ("Disclosures about Segments of an Enterprise and Related Information") which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 3. - INVESTMENT SECURITIES

    During the period between December 31, 1996, and September 30, 1997, the Company recorded a net increase in the value of its available-for-sale portfolio of $173,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity. This change in value is primarily the result of lower interest rates in the bond market at September 30, 1997, as compared to rates at December 31, 1996 and higher yielding investments in the Company's investment securities portfolio.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:


-----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES                    SEPTEMBER 30, 1997            DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------
                                             Amortized           Fair     Amortized            Fair
(In thousands)                                    Cost          Value           Cost          Value
-----------------------------------------------------------------------------------------------------
U.S. Treasuries                                $ 2,010        $ 2,017        $ 2,020        $ 2,029
U.S. Government Agencies                        19,679         19,772         21,408         21,384
Mortgage-backed securities                      10,695         10,784          7,972          7,948
State and Political Subdivisions                 4,563          4,673          1,518          1,559
Equity Securities                                  214            214            350            350
-----------------------------------------------------------------------------------------------------
Total                                         $ 37,161       $ 37,460       $ 33,268       $ 33,270
-----------------------------------------------------------------------------------------------------

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in Item No. 2 - Management's Discussion and Analysis, Balance Sheet Analysis.


-----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                SEPTEMBER 30, 1997           DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------
                                                           Percent of                    Percent of
                                                Amount    Total Loans         Amount    Total Loans
-----------------------------------------------------------------------------------------------------
Commercial                                    $ 67,182          56.1%       $ 56,625          55.3%
Real estate mortgage                            15,443          12.9%         13,260          12.9%
Real estate construction                        28,188          23.5%         23,795          23.2%
Consumer and other                               9,023           7.5%          8,778           8.6%
-----------------------------------------------------------------------------------------------------
Subtotal                                     $ 119,836         100.0%      $ 102,458         100.0%
-----------------------------------------------------------------------------------------------------
Less:
Unearned discount                                  668                           681
Deferred loan fees                                 389                           392
Allowances for credit losses                     2,211                         1,615
-----------------------------------------------------------------------------------------------------
Total loans, net                             $ 116,568                      $ 99,770
-----------------------------------------------------------------------------------------------------


NOTE 5. - SUPPLEMENTAL CASH FLOW INFORMATION

Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the nine months ended September 30, 1997 and 1996:

------------------------------------------------------------------------------
(IN THOUSANDS)                                             1997           1996
------------------------------------------------------------------------------
Cash paid during the period for:
  Interest on deposits and other borrowings             $ 3,039        $ 3,387
  Income taxes                                                -            316
------------------------------------------------------------------------------
Non cash transactions:
  Transfer of loans to other real estate owned            $ 364           $  -
------------------------------------------------------------------------------

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain matters discussed in this Report on Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

         FINANCIAL SUMMARY

         The Company's consolidated net loss for the nine months ended September 30, 1997, was $1,606,000, compared to net income of $842,000 for the period ended September 30, 1996. Net income for the third quarter of 1997 was $301,000 as compared to income of $282,000 in the third quarter of 1996. The net loss for the first nine months of 1997 was the direct result of the Company's decision to further accelerate the disposition of RSC's real estate holdings. Based upon the Company's efforts to pursue the bulk sale of several projects, as well as discounting other holdings to reflect RSC's anticipated sales proceeds during the second quarter of 1997, several properties were written down in value and additional reserves were added to allow for potential future losses on the sale of real estate. The Company's profitability during the third quarter of 1997 is primarily a result of these actions taken during the second quarter. Further discussion regarding RSC and the impact its losses have had on the Company can be found on pages 18 - 19.

         Earnings/(loss) per weighted average common share were $.16 in the third quarter of 1997, and $(.84) for the nine month period ended September 30, 1997, compared to $0.15 per share in the third quarter of 1996 and $0.45 for the nine month period ended September 30, 1996. The Company paid no cash dividends in the third quarter of 1997, while a cash dividend of $0.06 per share was paid in the third quarter of 1996. The Company's net income, excluding losses from RSC, would have been $1,436,000 or $.75 per share for the nine months ended September 30, 1997.

         The Company's return on average assets was (1.17)% for the first nine months of 1997 compared to 0.69% for the first nine months of 1996. Return on average common equity for the first nine months of 1997 was (16.04)% compared to 8.46% for the same period in 1996. For the quarter ended September 30, 1997, the Company's return on average assets was 0.63% compared
to 0.68% for the third quarter of 1996.   Return on average common equity for
the third quarter of 1997 was 9.58% compared to 8.51% for the same period in 1996.

         During the third quarter of 1997, RSC continued the divestiture of its remaining real estate holdings through various transactions. During the third quarter, RSC sold 36 homes and lots and as of September 30, 1997 had entered into escrow or sales agreements for the sale of 190 of the remaining 220 homes and lots in which RSC has an interest. The majority of the 190 units in escrow are expected to close during the fourth quarter of 1997.

         At September 30, 1997, the Company's total capital to risk weighted assets was 9.42%, while the Tier 1 capital to average assets (leverage
capital) ratio was 5.87%.   Capital ratios at these levels are normally
considered adequate under FDICIA regulatory guidelines, however, under the Prompt Corrective Action ("PCA") guidelines, any institution that has consented to a formal order as described below under "Administrative Orders" cannot be technically considered "Adequately Capitalized". Capital guidelines under the PCA are discussed in greater detail on page 29.

         During the third quarter, the Company continued to pursue the acquisition of additional capital. It is anticipated that a private placement offering will be completed during the fourth quarter of 1997, resulting in the Company receiving additional capital of approximately $6,000,000.

         ADMINISTRATIVE ORDERS

         As a result of an examination of the Bank as of June 30, 1997, the FDIC determined that the Company required special supervisory attention. The Bank consented to an FDIC Order on October 28, 1997. The FDIC Order is a "cease-and-desist order" for the purposes of Section 8 of the Federal Deposit Insurance Act, and violation of the FDIC Order by the Bank can give rise to enforcement proceedings under Section 8 of the Federal Deposit Insurance Act.

         The FDIC Order provides that the Bank must: (a) retain qualified management; (b) increase on or before December 31, 1997, and thereafter maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%; (c) eliminate from its books classified assets not previously collected or charged off; (d) not extend additional credit to borrowers with previous classified or charged off credits which are uncollected; (e) not engage in any activities not permissible for a national bank subsidiary, except that the Bank and RSC may continue real estate activities as permitted by the FDIC's letter of November 29, 1996, to the Bank requiring, among other things, that RSC divest all properties held by it not later than December, 31, 1998; (f) review the adequacy of the Bank's allowance for loan and lease losses and establish a comprehensive policy for determining its adequacy on a quarterly basis; (g) develop a plan to control overhead and other expenses and restore the Bank to profitability; (h) prepare a business/strategic plan for the operation of the Bank acceptable to the FDIC; (i) not pay cash dividends in any amount except with the prior written consent of the FDIC and the Commissioner; and (j) furnish quarterly written progress reports to the FDIC and the Commissioner detailing the form and manner of any actions taken to comply with the Administrative Orders.

         As a result of an examination of the Bank as of June 30, 1997, the Department of Financial Institutions and the Bank have stipulated to the issuance of the State Order by the Department of

Financial Institutions which State Order is a final order pursuant to Section 1913 of the California Financial Code.

         The State Order provides that the Bank must: (a) retain management and maintain a Board of Directors for the Bank and RSC acceptable to the Commissioner and FDIC; (b) increase and maintain tangible shareholders' equity (shareholders' equity less intangible assets) to an amount not less than the greater of (i) 7% of its tangible assets (total assets less intangible assets) or (ii) $14,000,000; (c) maintain an adequate allowance for loan and lease losses; (d) cause RSC to maintain an adequate reserve for losses on its real estate investments; (e) cause RSC to reduce the assets classified as substandard so that the amount of such assets shall not exceed $10,115,000 by December 31, 1997, $8,750,000 by March 31, 1998, $7,100,000 by
June 30, 1998 and $4,900,000 by September 30, 1998; (f) develop, adopt and implement a plan acceptable to the Commissioner for divestiture of RSC and all of RSC's real estate investments by not later than December 31, 1998; (g) not make any distribution to shareholders except with the prior written approval of the Commissioner; and (h) furnish written progress reports within thirty (30) days after the end of each quarter to the Commissioner and the FDIC describing actions to comply with the State Order.

         As of the date of this Form 10-Q, the Company and the Bank have taken certain actions to comply with the Administrative Orders, including initiating action to raise capital through a private offering, which is expected to close in the fourth quarter 1997, in order to comply with the capital requirements.

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

         The following tables present, for the periods indicated, the Company's total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities and the resultant cost, expressed both in dollars and rates. The tables also set forth the net interest income and the net earning balance for the periods indicated.

     CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
     INTEREST RATES


----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,                          1997                                    1996
----------------------------------------------------------------------------------------------------------------------------------
                                                     Average       Yield/                     Average      Yield/
                                                     Balance        Rate      Interest        Balance       Rate        Interest
----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                         $ 115,239       11.46%       $ 3,330     $ 103,154      11.13%         $ 2,884
 Investment securities (2)                            37,003        6.45%           602        28,221       6.36%             451
 Federal funds sold & other                            7,250        5.42%            99         1,620       4.17%              17
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning Assets                     $ 159,492       10.03%       $ 4,031     $ 132,995      10.03%         $ 3,352
----------------------------------------------------------------------------------------------------------------------------------
 Noninterest -earning assets:
 Allowance for credit losses                          (1,912)                                  (1,690)
 Cash and due from banks                              10,220                                    8,668
 Real estate investments                              11,112                                   16,677
 Premises and equivalent, net                          1,965                                    2,313
 Cash surrender value of life insurance                2,979                                    2,845
 Accrued interest receivable and other assets          4,450                                    4,171
----------------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                              $ 188,306                                $ 165,980
----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
 Transaction accounts                               $ 51,613        2.47%           321      $ 46,326       2.68%            312
 Savings accounts                                     35,491        4.09%           366        23,976       4.25%            256
 Time deposits                                        46,183        5.53%           644        42,306       5.29%            562
 Federal funds purchased, notes payable
   and other                                           1,956        4.06%            20         7,219       2.26%             41
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-bearing Liabilities                $ 135,243        3.96%       $ 1,351     $ 119,828       3.89%        $ 1,171
----------------------------------------------------------------------------------------------------------------------------------
 Noninterest -bearing liabilities:
 Transaction accounts                                 38,807                                   30,622
 Other liabilities                                     1,787                                    2,350
----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                 $ 175,837                                $ 152,800
----------------------------------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
 Common stock                                          9,274                                    8,868
 Retained earnings                                     3,061                                    4,452
 Unrealized gain / (loss)  on investment
    securities                                           134                                     (141)
----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                           12,469                                   13,179
----------------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                           $ 188,306                                 $165,980
----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                            $ 2,680                                  $ 2,181
----------------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                        10.03%                                  10.03%
 Interest expense as a percentage of average
    interest-earning assets                                        (3.36%)                                 (3.51%)
----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                6.67%                                   6.52%
----------------------------------------------------------------------------------------------------------------------------------


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $344,000 and $321,000 for the three months ended September 30, 1997, and 1996, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

    CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
    INTEREST RATES

----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                          1997                                     1996
----------------------------------------------------------------------------------------------------------------------------------
                                                     Average       Yield/                     Average       Yield/
                                                     Balance        Rate       Interest       Balance        Rate       Interest
----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                         $ 107,893       11.19%       $ 9,034      $ 98,964       11.31%       $ 8,380
 Investment securities (2)                            35,736        6.55%         1,750        28,702        6.23%         1,338
 Federal funds sold & other                            8,763        5.40%           354         1,640        4.89%            60
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning Assets                     $ 152,392        9.77%      $ 11,138     $ 129,306       10.10%       $ 9,778
----------------------------------------------------------------------------------------------------------------------------------
 Noninterest -earning assets:
 Allowance for credit losses                          (1,755)                                  (1,743)
 Cash and due from banks                               9,301                                    8,300
 Real estate investments                              14,457                                   18,723
 Premises and equivalent, net                          2,118                                    2,297
 Cash surrender value of life insurance                2,948                                    2,811
 Accrued interest receivable and other assets          4,324                                    4,428
----------------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                              $ 183,785                                $ 164,122
----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
 Transaction accounts                               $ 49,217        2.52%         $ 928      $ 45,604        2.69%         $ 919
 Savings accounts                                     32,764        4.08%         1,000        25,383        4.19%           796
 Time deposits                                        47,845        5.51%         1,972        39,740        5.32%         1,581
 Federal funds purchased, notes payable
    and other                                          3,483        2.30%            60         7,888        2.39%           141
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-bearing Liabilities                $ 133,309        3.97%       $ 3,960     $ 118,615        3.87%       $ 3,437
----------------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                 34,971                                   29,653
 Other liabilities                                     2,121                                    2,554
----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                 $ 170,401                                $ 150,822
----------------------------------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
 Common stock                                          9,156                                    8,868
 Retained earnings                                     4,224                                    4,468
 Unrealized gain / (loss)  on investment
    securities                                             4                                      (36)
----------------------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                           13,384                                 $ 13,300
----------------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                           $ 183,785                                 $164,122
----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                            $ 7,178                                  $ 6,341
----------------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                         9.77%                                   10.10%
 Interest expense as a percentage of average
    interest-earning assets                                        (3.47%)                                  (3.55%)
----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                6.30%                                    6.55%
----------------------------------------------------------------------------------------------------------------------------------


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $950,000 and $935,000 for the nine months ended September 30, 1997, and 1996, respectively.

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

    VOLUME/RATE ANALYSIS


----------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                         AMOUNT RESULTING FROM CHANGES IN
----------------------------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPT. 30, 1997 COMPARED TO 1996     VOLUME (1)             RATE (1)                TOTAL
----------------------------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                              347                   99                    446
 Investment securities (2)                                          143                    8                    151
 Federal funds sold and other                                        75                    7                     82
----------------------------------------------------------------------------------------------------------------------
 Total                                                              565                  114                    679
----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                                27                  (18)                     9
 Savings accounts                                                   118                   (8)                   110
 Time deposits                                                       53                   29                     81
 Federal funds purchased, notes payable and other                   215                 (236)                   (21)
----------------------------------------------------------------------------------------------------------------------
 Total                                                              414                 (234)                    180
----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in net interest income                         151                  348                     499
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                                     AMOUNT RESULTING FROM CHANGES IN
----------------------------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPT. 30, 1997 COMPARED TO 1996     VOLUME (1)             RATE (1)                TOTAL
----------------------------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                              746                 (92)                    654
 Investment securities (2)                                          342                  70                     412
 Federal funds sold and other                                       287                   7                     294
----------------------------------------------------------------------------------------------------------------------
 Total                                                            1,375                 (15)                  1,360
----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                                48                 (39)                     9
 Savings accounts                                                   225                 (21)                   204
 Time deposits                                                      332                  59                    391
 Federal funds purchased , notes payable and other                  (76)                 (5)                   (81)
----------------------------------------------------------------------------------------------------------------------
 Total                                                              529                  (6)                   523
----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in net interest income                         846                  (9)                   837
----------------------------------------------------------------------------------------------------------------------


(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

    Net interest income before the provision for credit losses was $2,680,000 for the third quarter of 1997 as compared to $2,181,000 for the comparable period of 1996, an increase of $499,000 or 22.9%. This increase was primarily attributable to a larger earning assets base as well as lower rates on deposit accounts. The Company's net interest margin in the third quarter of 1997 (based on average interest earning assets) was 6.67% as compared to 6.52% for the same period in 1996. Average interest earning assets grew
19.9% between the third quarter of 1997 and the third quarter of 1996 while interest bearing liabilities grew only 12.9% over the same period. The Company's earning asset mix shifted between comparable periods with federal funds sold increasing from 1.2% of interest earning assets during the third quarter of 1996 to 4.5% of interest earning assets during the third quarter of 1997. As a percentage of average assets, loans dropped from 77.6% to 72.3% between the third quarter of 1996 and the third quarter of 1997 respectively, while investments increased from 21.2% to 23.2% of average earning assets. Although there was a shift of interest earning assets from higher yielding loans to lower yielding federal funds sold and investments, both loans and investments yielded higher earnings in 1997 as compared to 1996. Overall the yield on earning assets for both third quarters was 10.03%. With the growth in earning assets outpacing the growth in interest bearing liabilities, the overall interest margin improved by .15% between the third quarter of 1996 and the third quarter of 1997, respectively.

    Net interest income before the provision for credit losses for the first nine months of 1997 was $7,178,000 as compared to $6,341,000 for the comparable period of 1996, an increase of $837,000 or 13.2%. This increase was primarily attributable to a larger earning asset portfolio. The Company's net interest margin for the nine month period ended September 30, 1997 (based on average interest-earning assets) was 6.30% as compared to 6.55% for the same period in 1996. Average interest-earning assets grew 17.9% for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996, while interest-bearing liabilities grew 12.4% over the comparable periods. The Company's earning asset mix showed an increased level of Federal Funds sold and investment securities and a lower level of loans, based on the percentage of earning assets, between comparable periods.

    INTEREST EARNING ASSET MIX

The following tables set forth, for the periods indicated, the average balance and percentages of the Company's principal categories of interest earning assets.


----------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,               1997                       1996
----------------------------------------------------------------------------------------------------
                                               Average       Percent       Average       Percent
                                               Balance      of Total       Balance      of Total
----------------------------------------------------------------------------------------------------
 Interest-Earning Asset Mix:
 Loans                                       $ 115,239        72.3%      $ 103,154        77.6%
 Investment securities                          37,003        23.2%         28,221        21.2%
 Federal funds sold and other                    7,250         4.5%          1,620         1.2%
----------------------------------------------------------------------------------------------------
 Total Interest-earning Assets               $ 159,492       100.0%      $ 132,995       100.0%
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1997                       1996
----------------------------------------------------------------------------------------------------
                                               Average       Percent       Average       Percent
                                               Balance      of Total       Balance      of Total
----------------------------------------------------------------------------------------------------
 Interest -Earning Asset Mix:
 Loans                                       $ 107,893        70.8%       $ 98,964        76.5%
 Investment securities                          35,736        23.5%         28,702        22.2%
 Federal funds sold and other                    8,763         5.7%          1,640         1.3%
----------------------------------------------------------------------------------------------------
 Total Interest-earning Assets               $ 152,392       100.0%      $ 129,306       100.0%
----------------------------------------------------------------------------------------------------


    Average interest-earning assets for the third quarter ended September 30, 1997 increased to $159,492,000 from $132,995,000 for the comparable period in 1996, an increase of $26,497,000 or 19.9%. Average loans increased by $12,085,000 to $115,239,000 representing 72.3% of average interest-earning assets for the third quarter of 1997, compared to $103,154,000 or 77.6% for the third quarter of 1996. The yield on average loans increased to 11.46% at September 30, 1997, from 11.12% at September 30, 1996, primarily due to the Company's decision to hold higher yielding SBA loans in its loan portfolio rather than selling them into the secondary market. Average investment balances increased 31.1% between the third quarter of 1996 and the third quarter of 1997 while average federal funds sold increased by 347.6% during the same time periods. Increased liquidity from the growth in deposits providing a large amount of funds for investment was the primary cause of the large increase in investments and federal funds sold.

    Average interest-bearing liabilities for the third quarter ended September 30, 1997 increased to $135,243,000 from $119,828,000 for the comparable period in 1996, an increase of $15,415,000 or 12.9%. The primary reason for the increase was a result of exceptionally strong growth in deposits over the past 12 months with a large portion attributable to the
opening of the Bank's Madera branch in August 1996.   For the quarter ended
September 30, 1997, the average interest rate paid on interest-bearing liabilities increased to 3.96% from an average rate of 3.89% paid during the third quarter of 1996.

    Average interest-earning assets for the nine months ended September 30, 1997 increased to $152,392,000 from $129,306,000 for the comparable period in 1996, an increase of $23,086,000 or 17.9%. Average loans increased by $8,929,000 to $107,893,000 representing 70.8% of average interest-earning assets for the first nine months of 1997, compared to $98,964,000 or 76.5% for the first nine months of 1996. The yield on average loans declined to 11.19% for the nine months ended September 30, 1997, from 11.31%, for the nine months ended September 30, 1996, primarily due to competitive pressure from other banks. Average investment balances increased 24.5% for the nine months ended September 30, 1997, compared to the same period in 1996 while average federal funds sold increased by 434.3% during the same time periods. Increased liquidity providing a large amount of funds for investment was the primary cause of the large increase in investments and federal funds sold.

    Average interest-bearing liabilities for the nine months ended September 30, 1997 increased to $133,309,000 from $118,615,000 for the comparable period in 1996, an increase of $14,694,000 or 12.4%. Exceptionally strong growth in deposits attributable to the Bank's Madera branch opening as well as new deposits resulting from business acquired as a result of the Westamerica acquisition of locally based Valliwide Bank were the primary causes of the increase. For the first nine months ended September 30, 1997, the average interest rate paid on interest-bearing liabilities increased to 3.97% from an average rate of 3.87% paid during the first nine months of 1996.

    NONINTEREST INCOME

    The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations and servicing, depositor service charges), as well as from the Company's investment advisory firm, RIA.

The following table sets forth, for the periods indicated, the principal categories of noninterest income received by the Company.


-----------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                       FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------
                                                       1997          1996         1997         1996
-----------------------------------------------------------------------------------------------------
 Noninterest Income:
 Gain on sale of loans                                 $ 26         $ 231        $ 512      $ 1,119
 Depositor service charges                              101            83          295          244
 Income from investment management services             198           174          600          500
 Gain on sale of securities                               -             -         (34)            -
 Gain on sale of assets                                 248             5          252           14
 Servicing fees on loans sold                            83            92          250          231
 Other                                                   68            90          249          342
-----------------------------------------------------------------------------------------------------
 Total                                                $ 724         $ 675      $ 2,124      $ 2,450
-----------------------------------------------------------------------------------------------------
(Income from RSC and RIA in these consolidated financial statements is included in noninterest income.  A further discussion of RSC and RIA is set forth below.)


    Noninterest income for the third quarter of 1997 increased by $49,000 or 7.3% to $724,000 compared to $675,000 for the same period during 1996. The increase resulted primarily from the recognition of approximately $230,000 in income related to the deferred gain on the sale of the Company's headquarters building which was sold in the third quarter of 1995. The recognition of the gain on sale of assets was partially offset by a decline in income related to the sale of loans of $205,000 related to the Company's decision to hold SBA loans originated in portfolio rather than sell them in the secondary market.

     For the first nine months of 1997, noninterest income was $2,124,000, compared to $2,450,000 for the first nine months of 1996, a decrease of $326,000 or 13.3%. This decline was primarily attributable to lower gains on sale of loans related to the decision to hold a larger portfolio of these loans in the Bank's loan portfolio rather than sell them for immediate gain and the one time gain from the sale of the Company's headquarters building.

         LOAN ORIGINATION & SALES

         The Bank originates various types of loans that may be sold in active secondary markets. Included in loans originated and sold are permanent mortgage loans, Business and Industry loans guaranteed by the United States Department of Agriculture ("USDA") and Small Business Administration ("SBA") loans. The majority of loans available for sale are originated under the ("SBA") program which generally provides for SBA guarantees of 70% to 90% of each loan. Historically, the Bank has sold the guaranteed portion of the loan in the secondary market while retaining the unguaranteed portion of the loan as well as the ongoing servicing. Income from the sale of the guaranteed portion is affected by the timing and volume of sales (when loans are funded and available for sale), as well as the premium paid in the secondary market. The premium paid in the secondary market is further affected by the rate and terms of the loan as well as the yield curve.

         During the quarter ended September 30, 1997, the Company had no sales of SBA loans, choosing instead to hold a larger portfolio of the guaranteed portion of these loans in an effort to increase interest income. Income from the sale of other types of loans and income from the recognition of deferred gains on sale from loans sold in prior periods was $26,000 in the third quarter of 1997, a decrease of $205,000 compared to $231,000 in the
third quarter of 1996.   For the nine months ended September 30, 1997, gain
on the sale of loans was $512,000 compared to $1,119,000 during the first nine months of 1996, a decrease of $607,000.

         An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the third quarter ended September 30, 1997, servicing income totaled $83,000, a decrease of $9,000 compared to $92,000 in servicing income during the quarter ended September 30, 1996. For the nine months ended September 30, 1997, servicing income totaled $250,000, an increase of $19,000 compared to $231,000 during the first nine months of 1996. The servicing income increase for the first nine months of 1997 was the result of a larger portfolio of loans serviced.

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

         For the third quarter ended September 30, 1997, RSC generated income from investments in real estate in an amount of $21,000 compared to income of $12,000 for the same period in 1996. During the third quarter of 1997, RSC sold 36 homes and lots and had entered into escrow or sales agreements for the sale of 190 additional homes and lots which are anticipated to close during the fourth quarter of 1997. On a stand alone basis, RSC's activities (losses from the sale of properties, additions to RSC's provision for real estate losses and provision for credit losses, plus operating expenses), reduced the Company's overall pre-tax income by $331,000 in the third quarter of 1997 compared to a loss of $282,000 in the third quarter of 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

         For the nine months ended September 30, 1997, RSC experienced a loss from investments in real estate partnerships in the amount of $3,569,000 compared to a loss of $170,000 for the same period in 1996, an increase of $3,399,000. The increased loss resulted from the sale of properties at discounted prices, as well as the writedown of several properties to reflect RSC's anticipated sales proceeds. For the nine months ended September 30, 1997, on a stand alone basis, RSC's activities (including losses from the sale of properties, additions to RSC's provision for real estate losses and provision for credit losses, plus operating expenses), reduced the Company's overall pre-tax income by $5,246,000 compared to $1,053,000 in 1996.

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


         Revenue from RIA for the third quarter of 1997 increased to $198,000 from $174,000 in the same period of 1996, an increase of $24,000 or 13.8%.
On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $29,000 in the third quarter of 1997 compared to after-tax income of $8,000 in the third quarter of 1996. RIA's operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

         For the nine months ended September 30, 1997, revenue from RIA increased to $600,000 from $500,000 for the same period in 1996, an increase of $100,000 or 20.0%. On a stand alone basis, RIA's activities (income from investment management activities less operating expenses), provided the Company with after-tax income of $77,000 for the nine months ended September 30, 1997, compared to $12,000 for the same period in 1996. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

         RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of September 30, 1997, RIA had $86.2 million in assets under management, an increase of $13.7 million, or 18.9% compared to $72.5 million as of September

30, 1996. Assets in client accounts managed by RIA are not reflected in the consolidated balance sheet of the Company.

    NONINTEREST  EXPENSE

    Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The following tables set forth, for the period indicated, the major components of other operating expenses stated both as dollars and as a percentage of average assets:

    NONINTEREST OPERATING EXPENSE TO AVERAGE ASSETS


-------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                 1997                     1996
-------------------------------------------------------------------------------------------------------------------
                                                                             Percent of                 Percent of
                                                                              Average                    Average
                                                                   Amount      Assets        Amount       Assets
-------------------------------------------------------------------------------------------------------------------
 Noninterest Expense:
 Loss (gain) from investments in real estate partnerships          $ (21)     (0.04%)       $ (12)       (0.03)%
 Salaries and related benefits                                      1,216       2.56%       1,154          2.76%
 Occupancy                                                            399       0.84%         438          1.05%
 FDIC insurance and regulatory assessments                             47       0.10%          15          0.04%
 Marketing                                                            102       0.21%         117          0.28%
 Professional services                                                 56       0.12%         178          0.43%
 Director's fees and expenses                                          44       0.09%          90          0.22%
 Management fees for real estate projects                               9       0.02%         126          0.30%
 Supplies, telephone & postage                                         78       0.16%          94          0.23%
 Other                                                                490       1.03%         171          0.41%
-------------------------------------------------------------------------------------------------------------------
 TOTAL                                                              2,420       5.09%      $2,371          5.69%
-------------------------------------------------------------------------------------------------------------------

    For the third quarter ended September 30, 1997, noninterest expenses increased 2.1% or $49,000 to $2,420,000, up from $2,371,000 during the comparable period in 1996. The principal causes of the increase were increases in salaries and related benefits of $62,000 and an increase in other expense of $319,000. The increase in other expenses related primarily to the writedown of an OREO property and RSC related expenses. In contrast, several expense categories showed marked improvement during the third quarter of 1997 compared to the same period in 1996, including professional services which declined primarily due to lower legal and accounting expense related to RSC and directors fees which declined as a result of reduced fees paid to directors for board and committee meetings. For the third quarter ended September 30, 1997, noninterest expense to average assets declined to 5.09% compared to 5.69% for the comparable period in 1996.

     NONINTEREST OPERATING EXPENSE TO AVERAGE ASSETS

------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                 1997                        1996
------------------------------------------------------------------------------------------------------
                                                               Percent of                  Percent of
                                                                 Average                     Average
                                                   Amount        Assets        Amount        Assets
------------------------------------------------------------------------------------------------------
 Noninterest Expense:
 Loss (gain) from investments in real estate
   partnerships                                   $ 3,569         2.60%      $   170          0.14%
 Salaries and related benefits                      3,613         2.63%        3,340          2.72%
 Occupancy                                          1,213         0.88%        1,231          1.00%
 FDIC insurance and regulatory assessments             91         0.07%           47          0.04%
 Marketing                                            334         0.24%          328          0.27%
 Professional services                                334         0.24%          601          0.49%
 Director's fees and expenses                         220         0.16%          258          0.21%
 Management fees for real estate projects             121         0.09%          359          0.29%
 Supplies, telephone & postage                        241         0.18%          272          0.22%
 Other                                              1,035         0.75%          730          0.59%
------------------------------------------------------------------------------------------------------
 TOTAL                                             10,771         7.84%      $ 7,336          5.97%
------------------------------------------------------------------------------------------------------

    For the nine months ended September 30, 1997, noninterest expenses increased 46.8% or $3,435,000 to $10,771,000, up from $7,336,000 during the comparable period in 1996. The primary cause of the increase was due to losses from RSC investments in real estate of $3,569,000. When compared to average assets for the respective periods, other expenses increased to 7.84% versus 5.97% in 1996. In addition to the loss from RSC, categories with an increase included salaries and related benefits, up $273,000 or 8.2%, primarily due to additional staff related to the Bank's new Madera branch, as well as commissions paid to staff on incentive based compensation programs; FDIC insurance and regulatory assessments, up $44,000 or 93.6%, primarily due to a larger deposit base and a higher assessment rate; and other expenses, up $305,000 or 41.2%, related to charges taken by RSC. Expense categories showing improvement in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 include professional services, down $267,000 or 44.4%, primarily due to lower legal and accounting expense related to RSC and management fees for real estate projects, down $238,000 or 66.3%, primarily as a result of a restructured sales and building program initiated by RSC.

    LOANS

    The Company's loans are primarily made within its defined market area of Fresno and Madera counties. Additionally, the Company operates a loan production office in Modesto which generates SBA and Business & Industry loans.

    Commercial loans, including SBA loans, comprised approximately 56.1% of the Company's loan portfolio at September 30, 1997. These loans are generally to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates with the majority tied to the national Prime Rate. The primary source of repayment on most
commercial loans is cash flow from the primary business.   Additional
collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

    Real Estate Construction lending comprised 23.5% of the Company's loan portfolio at September 30, 1997, consisting of loans primarily for the construction of single family residential housing. Loans in this category may be extended to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. Such loans also contain $5.0 million in loans RSC has made to its partnerships or to facilitate the sale of a project. The majority of construction loans have floating rates tied to either the national Prime Rate or Regency Bank's Reference Rate. A significant portion of the borrowers' ability to repay these loans is dependent on the residential real estate market, principally from the sale of the property. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

    Real Estate Mortgage loans comprised 12.9% of the loan portfolio at September 30, 1997, and are made up of (63%) non-residential properties and (37%) single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values, economic conditions surrounding commercial real estate properties, and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent on the income of the borrower from other sources; however, declines in the underlying property value may create risk in these loans.

    Consumer installment loans represented the remainder of the loan portfolio at September 30, 1997, comprising 7.5% of total loans. This category includes traditional Consumer Installment Loans (53%), Home Equity Lines of Credit (39%), and Visa Card Loans (8%). Consumer installment loans are generally secured by third trust deeds on single-family residences, while Visa Cards are unsecured.

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

    At September 30, 1997, non-performing loans amounted to $2,013,000 or 1.68% of total loans compared to $3,301,000 or 3.22% at December 31, 1996 and $3,524,000 or 3.43% at September 30, 1996. Other real estate owned was $519,000 at September 30, 1997 compared to $437,000 at December 31, 1996. Of the total non-performing loans, $1,370,000 represented loans RSC has made to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. Without the non-accrual loans made by RSC, the Bank's loan portfolio at September 30, 1997 had $612,000 in non-accrual loans or .51%, compared to $51,000 in non-accrual loans or .05% at December 31, 1996. Of the Bank's non-accrual loans (excluding RSC loans) at September 30, 1997, $470,000 represents the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for Bank's originating SBA loans which are subsequently sold in the secondary market. Under the new requirement, if a borrower defaults on an SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the Bank, the Bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that SBA non-accrual loan levels will be slightly higher.

     The following table presents information concerning the nonperforming loans for the periods ending September 30, 1997 and December 31, 1996, respectively.

    NONPERFORMING ASSETS


-------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)                      SEPTEMBER 30, 1997               DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------------------
 Nonperforming Assets:
 Nonaccrual RSC loans                                          $ 1,370                         $ 3,250
 Nonaccrual bank loans                                             612                              51
 Restructured loans                                                 31                               -
-------------------------------------------------------------------------------------------------------------
 Nonperforming loans                                             2,013                           3,301
 Other real estate owned                                           519                             437
-------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                                      2,532                           3,738
-------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days past due                                   184                              19
-------------------------------------------------------------------------------------------------------------
 Total loans before allowance for losses                       119,836                         102,458
 Total assets                                                  188,948                         181,058
 Allowance for possible credit losses                           (2,211)                         (1,615)
-------------------------------------------------------------------------------------------------------------
 Ratios:
 Nonperforming loans to total loans consolidated                  1.68%                           3.22%
 Nonperforming loans to total loans bank only
   (excluding RSC loans)                                          0.51%                           0.05%
 Nonperforming assets to:
 Total loans                                                      2.11%                           3.65%
 Total loans and OREO                                             2.10%                           3.63%
 Total assets                                                     1.34%                           2.06%
 Allowance for possible credit losses to total
   nonperforming assets                                          87.32%                          43.20%
 Allowance for possible credit losses to loans                    1.85%                           1.58%
-------------------------------------------------------------------------------------------------------------

    At September 30, 1997 and December 31, 1996, the Company's recorded investment in loans for which an impairment has been recognized totaled $273,000 and $242,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At September 30, 1997, the related SFAS No. 114 allowance for credit losses considered impaired was $63,000. The Company uses the cash basis method of income recognition for impaired loans. For the nine months ended September 30, 1997 and 1996, the Company did not recognize any income on such loans.

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

    The allowance for credit losses totaled $2,211,000 or 1.85% of total loans at September 30, 1997, compared to $1,615,000 or 1.58% at December 31, 1996. The increase is the result of charge-offs net of recoveries of $699,000 during the first nine months of 1997 with an additional provision for credit losses of $1,295,000. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

    Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1996 and September 30, 1997.

----------------------------------------------------------------------------
 Balance,  December  31,  1996    (In thousands)                     $ 1,615
----------------------------------------------------------------------------
 Provision charged to expense                                          1,295
 Loans charged-off                                                      (820)
 Recoveries                                                              121
----------------------------------------------------------------------------
 Balance, September 30, 1997                                         $ 2,211
----------------------------------------------------------------------------


    INVESTMENTS IN REAL ESTATE

    The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of six projects and is a limited partner in two projects. Included in the investments in real estate balance at September 30, 1997 are acquisition, development and construction loans held by the Bank totaling $275,000. The remaining investments in real estate balance of $8,636,000 represents RSC's investments in real estate.

    The following table represents the condensed financial information relative to RSC for the periods ended September 30, 1997 and December 31, 1996, respectively.


----------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                           SEPTEMBER 30, 1997      DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------
 Financial Position:
   Investments in real estate
     Real estate held-for-sale                                      $  8,700               $ 15,520
     Equity in partnerships                                              966                  2,070
----------------------------------------------------------------------------------------------------
   Investment in real estate before allowance                          9,666                 17,590
   Allowance for real estate losses                                   (1,030)                (1,310)
----------------------------------------------------------------------------------------------------
   Investment in real estate                                         $ 8,636               $ 16,280
----------------------------------------------------------------------------------------------------
   Loans to real estate partnerships and projects                      1,552                  3,988
   Allowance for loan  losses                                           (364)                  (110)
----------------------------------------------------------------------------------------------------
  Net Loans                                                            1,188                  3,878
----------------------------------------------------------------------------------------------------
  Other Assets                                                         1,889                  1,733
----------------------------------------------------------------------------------------------------
  Liabilities                                                           (387)                (6,219)
----------------------------------------------------------------------------------------------------
  Bank's investment in RSC                                          $ 11,326               $ 15,672
----------------------------------------------------------------------------------------------------


    FUNDING SOURCES

    Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major
fluctuations in overall deposit balances.   In order to assist in meeting its
funding needs, the Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of September 30, 1997, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its federal funds lines.

    The following table presents the composition of the deposit mix for the period ending September 30, 1997 and December 31, 1996, respectively.


----------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                           SEPTEMBER 30, 1997              DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------
                                                                     Percent of                     Percent of
                                                        Amount     Total Deposits       Amount    Total Deposits
----------------------------------------------------------------------------------------------------------------
 Noninterest-bearing  transaction accounts              $ 41,204        23.5%          $ 36,613       22.9%

 Now and MMI                                              53,559        30.6%            47,850       29.9%
 Savings                                                  35,434        20.3%            25,540       16.0%
 Time $100,000 and over                                   27,280        15.6%            30,766       19.3%
 Time under $100,000                                      17,501        10.0%            19,033       11.9%
----------------------------------------------------------------------------------------------------------------
 Total  interest-bearing deposits                        133,774        76.5%           123,189       77.1%
----------------------------------------------------------------------------------------------------------------
 Total Deposits                                        $ 174,978       100.0%         $ 159,802      100.0%
----------------------------------------------------------------------------------------------------------------

    LIQUIDITY

    Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains a line of credit with a correspondent bank for up to $5,000,000 available on a short-term basis. Additionally, the Bank generally maintains a portfolio of SBA loans either available for sale or in its portfolio that could be sold should additional liquidity be required.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                               NEXT DAY      AFTER THREE         AFTER
                                                             BUT WITHIN           MONTHS      ONE YEAR
 (IN THOUSANDS, EXCEPT PERCENTAGES)                               THREE       BUT WITHIN    BUT WITHIN          AFTER
 AS OF SEPTEMBER 30, 1997                     IMMEDIATELY        MONTHS        12 MONTHS    FIVE YEARS     FIVE YEARS          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
 Interest Rate Sensitivity Gap:
 Loans (1)                                         48,664        40,029         10,314         12,170          7,148        118,325
 Investment securities and other                      214        17,142          7,137          8,739          3,933         37,165
------------------------------------------------------------------------------------------------------------------------------------
 Total Earning Assets                            $ 51,378      $ 57,171       $ 17,451       $ 20,909       $ 11,081      $ 157,990
------------------------------------------------------------------------------------------------------------------------------------
 Interest-bearing transaction accounts             53,559                                                                    53,559
 Savings accounts                                  32,627         2,807                                                      35,434
 Time deposits                                          -        14,286         26,392          3,297            806         44,781
 Federal funds  purchased                               -                                                                         -
------------------------------------------------------------------------------------------------------------------------------------
 Total Interest-Bearing Liabilities              $ 86,186      $ 17,093       $ 26,392        $ 3,297          $ 806      $ 133,774
------------------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                    (34,808)       40,078         (8,941)        17,612         10,275
 Cumulative gap                                   (34,808)        5,270         (3,671)        13,941         24,216
 Cumulative gap percentage to
    interest earning assets                       (22.03%)         3.34%        (2.32%)          8.82%         15.33%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $1,982,000.

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

The table below presents the Company's and the Bank's risk-based and leverage capital ratios as of September 30, 1997.

                                                                                                 TO BE ADEQUATELY
                                                                                                 CAPITALIZED UNDER
                                                                      FOR  CAPITAL ADEQUACY      PROMPT CORRECTIVE
(IN THOUSANDS, EXCEPT PERCENTAGES)                    ACTUAL                 PURPOSES            ACTION PROVISIONS
---------------------------------------------------------------------------------------------------------------------
AS OF  SEPTEMBER 30, 1997                        AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
---------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets:)
         Company                                $12,668      9.42%     >=$10,761   >=8.00%               N/A
         Regency Bank                           $12,293      9.18%     >=$10,709   >=8.00%      >=$ 10,709   >=8.00%

Tier 1 Capital (to Risk Weighted Assets):
         Company                                $10,980      8.16%     >=$ 5,380   >=4.00%               N/A
         Regency Bank                           $10,613      7.93%     >=$ 5,354   >=4.00%      >=$ 5,354    >=4.00%

Tier 1 Capital (to Average Assets):
         Company                                $ 10,980     5.87%     >=$ 7,481   >=4.00%               N/A
         Regency Bank                           $ 10,613     5.68%     >=$ 7,474   >=4.00%      >=$ 7,474    >=4.00%
---------------------------------------------------------------------------------------------------------------------


    As indicated in the table above, at September 30, 1997, the Company's and Bank's capital ratios are considered "Adequately Capitalized" by current standards of the prompt corrective action provision of the FDICIA described below.

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

--------------------------------------------------------------------------------------------
                                             FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------
                                                1997       1996        1997       1996
--------------------------------------------------------------------------------------------
 Return on average assets                       .63%       0.68%      (1.17%)      0.69%
--------------------------------------------------------------------------------------------
 Return  on average shareholders' equity       9.58%       8.51%     (16.04%)      8.46%
--------------------------------------------------------------------------------------------
 Average  shareholders' equity to
 average assets                                6.62%       7.94%       7.28%       8.10%
--------------------------------------------------------------------------------------------
 Dividend payout ratio                         0.00%      38.68%       0.00%      38.87%
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

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                   None

    ITEM 4.    SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
                   None

    Item 5.    OTHER INFORMATION
                   None

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits


    *(10.1) Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997, made by and between Regency Bank and
              Steven F. Hertel,   incorporated by reference from exhibit 99.1
              of the Form 8-K, filed with the Commission on October 9, 1997.

    *(10.2) Amended and Restated Executive Salary Continuation Agreement dated September 26, 1997, made by and between Regency Bank and Robert J. Longatti, incorporated by reference from exhibit 99.2 of the Form 8-K, filed with the Commission on October 9, 1997.

    *(10.3) Amended and Restated Executive Salary Continuation Agreement dated September 30, 1997, made by and between Regency Bank and Steven R. Canfield, incorporated by reference from exhibit 99.3 of the Form 8-K, filed with the Commission on October 9, 1997.

      (27.1)  Financial Data Schedule

    * Denotes management contracts, compensatory plans or arrangement.

        (b) Reports on Form 8-K

              The Company filed a Form 8-K dated October 9, 1997, in which it reported that on October 6, 1997, the Registrant Amended and Restated the Executive Salary Continuation Agreements between Regency Bank and Steven F. Hertel, Robert J. Longatti and Steven
              R. Canfield.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         REGENCY BANCORP



Date: November 7, 1997                 By:  /s/ Steven F. Hertel
     --------------------------------     ------------------------------
                                           Steven F. Hertel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 7, 1997                 By:  /s/ Steven R. Canfield
     --------------------------------     ------------------------------
                                           Steven R. Canfield
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                    EXHIBIT INDEX


Exhibit                                                           Sequential
Number                              Description                   Page Number

  27.1                       Financial Data Schedule                 35