Form 10-K405
period 1997-12-31
REGENCY BANCORP
filed 1998-03-27
CIK 927718

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Year ended  December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

                         Commission file number  000-23815

                                    REGENCY BANCORP
               (Exact name of registrant as specified in its charter)

            STATE OF CALIFORNIA                           77-0378956
            -------------------                           ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                       Identification No.)


7060 N. Fresno Street, Fresno, California                   93720
-----------------------------------------                 ----------
 (Address of principal executive office)                  (Zip code)

Registrant's telephone number, including area code  (209) 438-2600

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------       -----------------------------------------
           None                                  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------       -----------------------------------------
       Common  Stock                              None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18,1998 was $ 24,854,000.

As of March 18, 1998, the registrant had 2,621,624 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K:
(1) Portions of the definitive Proxy Statement for the 1997 annual meeting of shareholders into Part III. Items 10-13.

The Index to Exhibits is located at page 89.               Page 1 of 104 Pages.

                                      PART  I

Item 1.  BUSINESS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     GENERAL DEVELOPMENT OF BUSINESS

     Regency Bancorp (the "Company") is a California corporation organized to act as the holding company for Regency Bank (the "Bank"), and Regency Investment Advisors, Inc. ("RIA"), a SEC registered investment advisor. The Company and the Bank maintain their administrative headquarters and banking offices in Fresno, California. The Bank also maintains a full service banking office in Madera, California and a loan production office in Modesto, California. In 1995, upon its formation, the Company acquired all of the outstanding common stock of the Bank. Other than its investment in the Bank and RIA, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator.

     The Bank is a California banking corporation which has served small and medium-sized businesses, professionals, merchants and individuals located in and adjacent to Fresno, California since 1980. The Company and Bank operate through the administrative headquarters office and Herndon Branch banking office located at 7060 N. Fresno St., Fresno, California, and offer a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including real estate construction and residential mortgage), Small Business Administration, personal, home improvement, automobile and other installment and term loans. It also offers Visa credit cards, traveler's checks, safe deposit boxes, notary public, courier service and other customary bank services.

     The Bank's Herndon branch office is open from 9:00 a.m. to 5:00 p.m., Monday through Friday. In addition to its Herndon Office, the Bank operates a full service banking office at 126 N. "D" Street in Madera, California.
The Madera office hours are 9:00 a.m. to 5:00 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 1:00 p.m. on Saturday. The Bank also operates a limited service facility in the Fig Garden Village Shopping Center, 726 W. Shaw Avenue, Fresno, California. The facility is open from 10:00 a.m. to 6:00 p.m., Monday through Friday and 9:00 a.m. to 1:00 p.m. on Saturday. Additionally, the Bank operates loan production offices located at 5240 N. Palm Ave., Fresno, California and has established a loan production office in Modesto, California. The Bank has automated teller machines located at its headquarters office, its limited service facility and its Madera office. The Bank is insured under the

Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and has chosen not to become a member of the Federal Reserve System.

     The Bank has one subsidiary, Regency Service Corporation ("RSC"), a California corporation which engages in the business of real estate development primarily in the Fresno/Clovis area. For more information on RSC, see, "Real Estate Development Activities" under this section and additionally, under notes 4 and 11 of the Company's audited consolidated financial statements included in item 8.

     The Company's second subsidiary, Regency Investment Advisors ("RIA"), provides investment management and consulting services from offices located in the Company's headquarters office at 7060 N. Fresno St., Fresno, California. For more information on RIA, see, "Investment Management Activities" under this section.

     The three areas in which the Bank has directed virtually all of its lending activities are: (i) commercial loans; (ii) real estate loans (including residential construction and mortgage loans); and (iii) consumer loans. As of December 31, 1997, these three categories accounted for approximately 58 percent, 35 percent and 7 percent, respectively, of the Bank's loan portfolio.

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

     As of December 31, 1997, the Bank had total deposits of $176,279,000. Of this total, $46,744,000 represented noninterest-bearing demand deposits, $85,114,000 represented interest-bearing demand deposits and interest-bearing savings deposits, and $44,421,000 represented time deposits.

     REAL ESTATE DEVELOPMENT ACTIVITIES

     The Bank, through RSC and pursuant to California Financial Code Section
751.3 has engaged in real estate development activities since 1986. RSC's real estate development activities, which have generally involved the acquisition, development and sale of the properties (but which sometimes involve the sale of properties prior to their development) historically have been structured as limited partnerships in which RSC is the limited partner and a local developer is the general partner. The Bank, in accordance with internal policies and restrictions which limit the amount of loans that may be made to such partnerships and other parties involved in RSC's real estate projects, from time to time have made loans to such parties. RSC also from time to time made loans to the partnerships. In exchange for its investment in the partnerships, RSC typically received 50% of the income generated from the sale of the partnership assets, as well as interest on invested capital.

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

          For more information regarding RSC and its financial performance, see "Item 7 - Regency Service Corporation", below and additionally, see notes 4 and 11 of the Company's audited financial statements included in Item 8 for additional information regarding RSC and real estate development activities.

     INVESTMENT MANAGEMENT ACTIVITIES

     RIA was formed in August 1993 through the acquisition by the Bank of the assets, including client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice to individuals and corporate clients for an annual fee that varies depending upon the size of a client's account. For more information regarding RIA and its financial performance, see "Item 7 - Regency Investment Advisors", below.

     SUPERVISION AND REGULATION

     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, which is owned 100% by the Company, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank is licensed by the Commissioner, its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, subsidiary operations, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

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

          The FDIC Order provides that the Bank must: (a) retain qualified management; (b) increase on or before December 31, 1997 and thereafter maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%; (c) eliminate from its books classified assets not previously collected or charged off; (d) not extend additional credit to borrowers with previous classified or charged off credits which are uncollected; (e) not engage in any activities not permissible for a national bank subsidiary, except that the Bank and RSC may continue real estate activities as permitted by the FDIC's letter of November 29, 1996, to the Bank requiring, among other things, that RSC divest all properties held by it not later than December 31, 1998; (f) review the adequacy of the Bank's allowance for loan and lease losses and establish a comprehensive policy for determining its adequacy on a quarterly basis; (g) develop a plan to control overhead and other expenses and restore the Bank to profitability; (h) prepare a business/strategic plan for the operation of the Bank acceptable to the FDIC; (i) not pay cash dividends in any amount except with the prior written consent of the FDIC and the Commissioner; and (j) furnish quarterly written progress reports to the FDIC and the Commissioner detailing the form and manner of any actions taken to comply with the Administrative Orders.

          As a result of an examination of the Bank as of June 30, 1997, the Department of Financial Institutions and the Bank have stipulated to the issuance of the State Order by the California Department of Financial Institutions ("CDFI") which State Order is a final order pursuant to Section 1913 of the California Financial Code.

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

     Management believes the Bank is in substantial compliance with the terms and conditions of the FDIC Order and the State Order as of December 31, 1997. See "Item 7 - Capital Resources" for more information regarding the FDIC Order and the State Order.

     COMPETITION

     The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services such as trust services and international banking services which are not offered directly by the Bank and, by virtue of their greater total capitalization upon which legal lending limits are based, such banks have substantially higher limits than the Bank. At December 31, 1997, the Bank's legal lending limits to a single borrower and such borrower's related interests were $2,400,000 on an unsecured basis and $4,000,000 on a fully secured basis based on regulatory capital of $16,003,000.

     The Bank's primary service area encompasses Fresno County and Madera County. As cited in "The 1997 Bank and Thrift Branch Office Data Book" published by the FDIC, as of June 30, 1997, there were 26 banks and savings and loans operating in Fresno County with total deposits of $5,292,217,000. At that time, the Bank held a total of $156,304,000 in deposits at it's Fresno branches representing approximately 2.95% of total bank and savings and loan deposits in Fresno County. Additionally, there were 13 banks and savings and loans operating in Madera County with total deposits of $535,395,000. At that time, the Bank held a total of $15,846,000 in deposits, representing approximately 2.96% of total bank and savings and loan deposits in Madera County.

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

     In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1998. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1998, the Bank estimates that its annual noninterest expense attributed to assessments will increase during 1998 by approximately $245,000.

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

     The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1998.

     Recently, the Federal banking agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institution" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. This OCC regulation could be advantageous to national banks depending on the extent to which the OCC permits national banks to engage in new lines of business.

     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending or may be introduced before the United States Congress, the

California State Legislature and Federal and state government agencies. The United States Congress is considering numerous bills that could reform banking laws substantially. For example, proposed bank modernization legislation under consideration would, among other matters, include a repeal of the Glass-Steagall Act restrictions on banks that now prohibit the combination of commercial and investment banks.

     It is not known to what extent, if any, the legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition and the cost of doing business.

     In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such rules and regulations may have on the business of the Company and the Bank.

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

     On February 20, 1995, the Bank entered into a lease agreement for its SBA loan production office located at 3501 Coffee Road, Suite 3, Modesto, California. The lease is for a period of 5 years on facilities of 1,072 square feet at a lease rate of $1.35 per square foot. The lease calls for annual rent adjustments based on changes in the consumer price index of not less than 3% and not more than 5%. The foregoing description of the lease is qualified by reference to the lease agreement dated February 20, 1995 and attached as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     On August 17, 1995, the Company entered into a sale-leaseback of its corporate headquarters located at 7060 N. Fresno Street, Fresno, California. The leaseback is accounted for as an operating lease with a term of 15 years and contains provisions for periodic rent increases every three years based on changes in the consumer price index not to exceed 12% per year. The facility is approximately 24,100 square feet with the initial rental rate set at $1.35 per square foot. The foregoing description of the lease is qualified by reference to the lease agreement dated August 17, 1995 and attached as exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995.

     On December 14, 1995, the Bank renewed the lease on its limited service facility, commonly referred to as the Mini Branch, at 726 W. Shaw Avenue, Fresno, California. The term of the lease is for five years with provisions for rent rate increases in years 2 and 4 as specified in the lease agreement. The facility is approximately 350 square feet in size with the initial rental rate set at $1,875 per month. The foregoing description of the lease is qualified by reference to the lease agreement dated December 14, 1995 and attached as exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     On May 13, 1996, the Bank entered into a lease for its fourth branch office, commonly referred to as the Madera Branch, at 126 North "D" Street, Madera, California. The initial term of the lease is for three years at a fixed rate of $2,091 per month with an option for an additional three years at a rate of $2,510 per month. The facility is approximately 2,500 square feet in size and is located in the primary downtown business district in Madera. The foregoing description of the lease is qualified by reference to the lease agreement dated May 13, 1996 and attached as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     Rent expense under all operating lease agreements was $528,000, $540,000 and $273,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following:

                                         CAPITAL LEASES    OPERATING LEASES
1998                                              $  48              $  516
1999                                                 48                 506
2000                                                 76                 477
2001                                                 76                 457
2002                                                 76                 456
                                                 ------            --------
Thereafter                                        2,526               4,476
                                                 ------            --------
Total minimum lease payments                      2,850            $  6,888
Amount representing interest                     (2,341)
                                                 ------            --------
Net present value of minimum
   lease payments                                $  509
                                                 ------

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)  MARKET INFORMATION

     There is limited trading in and no established public market for the Company's Common Stock. As of March 18, 1998 the Company's Common Stock was not listed on any exchange, however, the Company has filed an application with Nasdaq to list its common stock on the Nasdaq National Market System. Management anticipates the Company's application will be approved and its common stock will begin trading on Nasdaq during the second quarter of 1998.

     Hoefer & Arnett, Incorporated, Sutro & Co., Banc Stock Exchange and Van Kasper & Company facilitate trades in the Company's Common Stock. Based on information provided to the Company from these sources, the range of high and low bids for the Company's Common Stock for the two most recent fiscal years are set forth below. Such bid prices represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     CALENDAR YEAR                                       LOW           HIGH
     1996
     First Quarter                                    $7.000       $  8.000
     Second Quarter                                    7.500          9.000
     Third Quarter                                     7.000          8.500
     Fourth Quarter                                    7.250          9.875
     1997
     First Quarter                                     9.125         10.625
     Second Quarter                                    9.000         10.000
     Third Quarter                                     8.250         10.125
     Fourth Quarter                                    9.250         11.000

The bid price for the Company's Common Stock was $14.00 as of  March 18, 1998.

(b)  HOLDERS

     As of March 18, 1998, there were approximately 690 holders of the Common Stock of the Company. There are no other classes of common equity outstanding.

(c)  DIVIDENDS

     The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that banks may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholder's equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

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

     Under these provisions and considering minimum regulatory capital requirements, at December 31, 1997, further dividends from the Bank to the Company would need prior approval of the Commissioner. Additionally, the Company's Board of Directors, have consented to orders with the FDIC and the CDFI that among other matters, provide that the Company will not declare additional cash dividends without the prior approval of the FDIC and CDFI. See "Item 1 - Supervision and Regulation" for additional information regarding the FDIC Order and State Order.

     During 1997, the Company paid no cash dividends. During 1996, the Company paid four quarterly cash dividends of $.06 per common share and during 1995, the Company paid four cash dividends of $.05 per common share, as well as a 5% stock dividend to shareholders of record on May 12, 1995. There can be no assurance that the Company will pay dividends in the future. The determination to pay dividends is subject to regulatory restrictions applicable to the Bank and the Company, the financial condition of the Bank and the Company and such other factors as the Board of Directors of the Company may consider.

Item 6.  SELECTED FINANCIAL DATA

     The following table presents certain consolidated financial information concerning the business of the Company and the Bank. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

(In thousands, except
percentages, share and  per share data)          1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Interest income                              $ 15,285       $ 13,227       $ 12,841       $ 10,708       $  8,952
Interest expense                                5,320          4,694          5,092          2,989          2,509
                                             --------       --------       --------       --------       --------
Net interest income                             9,965          8,533          7,749          7,719          6,443
Provision for loan loss                         1,353              -            470            487             37
                                             --------       --------       --------       --------       --------
Net interest income after provision
  for loan losses                               8,612          8,533          7,279          7,232          6,406

Non-interest income                          $  2,687       $  3,109       $  1,883       $  4,026       $  3,604
Non-interest expense                           13,406          9,902         12,105          8,327          6,660
                                             --------       --------       --------       --------       --------
Income (loss) before income taxes              (2,107)         1,740         (2,943)         2,931          3,350
Income taxes (benefit)                           (833)           732         (1,176)         1,195          1,388
                                             --------       --------       --------       --------       --------
Net Income (loss)                              (1,274)         1,008         (1,767)         1,736          1,962

FINANCIAL CONDITION AND CAPITAL
  YEAR END BALANCES:
Total assets                                 $198,241       $181,058       $163,682       $155,802       $144,012
Net loans                                     126,430         99,770         94,529         89,589         85,453
Investments in real estate                      4,338         16,926         17,954         16,209         13,797
Deposits                                      176,279        159,802        143,745        137,889        123,529
Shareholders' equity                           18,734         13,470         12,942         14,327         12,945

FINANCIAL CONDITION AND CAPITAL
  AVERAGE BALANCES:
Total assets                                 $186,243       $166,532       $160,215       $144,734       $124,259
Net loans                                     110,025         98,333         91,046         83,230         70,984
Investments in real estate                     12,538         17,892         17,801         15,667         12,034
Deposits                                      168,296        143,723        142,943        128,288        110,272
Shareholders' equity                           13,272         13,358         14,948         13,737         11,950

FINANCIAL RATIOS:
Return on average assets                        (0.68%)         0.61%         (1.10%)         1.20%          1.58%
Return on average equity                        (9.60%)         7.55%        (11.82%)        12.64%         16.42%
Average equity to average assets                 7.13%          8.02%          9.33%          9.49%          9.62%
Dividend payout ratio                               -          43.33%        (19.93%)         9.50%             -
Allowance for loan losses to total loans         1.71%          1.58%          1.85%          1.69%          1.54%

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                        $   (.68)       $   .55       $   (.98)       $  1.00       $   1.14
Diluted                                      $   (.68)       $   .54       $   (.98)       $   .94       $   1.08
Shares on which earnings (loss) per common
  share were based:
Basic                                       1,860,000      1,818,000      1,805,000      1,734,000      1,716,000
Diluted                                     1,860,000      1,872,000      1,805,000      1,841,000      1,821,000
Cash dividends declared per common share:           -       $   0.24       $   0.20       $   0.10              -

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and
(6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

     BUSINESS ORGANIZATION

     Regency Bancorp (the "Company") is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and Regency Investment Advisors, Inc. ("RIA"), a SEC registered investment advisor. In 1995, upon its formation, the Company acquired all of the outstanding common stock of the Bank. Other than its investment in the Bank and RIA, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors, the Company's principal regulator.

     The Bank engages in commercial and consumer banking, offering a diverse range of traditional banking products and services to the business, professional and consumer markets, with emphasis on business and professional accounts. The Bank emphasizes the delivery of these products within its primary service areas consisting of Fresno County and Madera County.

     RIA provides investment management and consulting services from offices located in the Company's headquarters office at 7060 N. Fresno St., Fresno, California.

     The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

     OVERVIEW

     The 1997 fiscal year was a year of significant changes for Regency Bancorp. Highlights included overall asset growth of 9.5% which allowed the Company to reach nearly 200 million in total assets, substantial progress in reducing RSC's real estate holdings, growth in interest earning assets of more than 20%, a private placement capital offering of 750,000 shares which netted the Company $5.9 million in new capital and an overall loss for the year caused by significant losses in RSC related to the divestiture of its holdings. Additionally, during the fourth quarter the board consented to administrative orders imposed by the FDIC and CDFI.

     For the year ended December 31, 1997, total assets increased by $17,183,000 or 9.5%, to $198,241,000 from $181,058,000 at December 31, 1996.
During 1996, total assets increased $17,376,000 or 10.6% from $163,682,000 at December 31, 1995. For 1997, total loans increased $27,332,000 or 26.7% as a result of the Company's decision to hold newly originated SBA loans rather than sell the guaranteed portion in the secondary market. In 1996, total loans increased 5.3% or $5,166,000 to $102,303,000 from $97,137,000 at
December 31, 1995.

     During 1997, the Company significantly reduced its investments in real estate, reducing its holdings by 73.7% or $12,151,000 to $4,338,000 from $16,489,000 at December 31, 1996 and from $17,954,000 at December 31, 1995.
With the reduction in real estate at December 31, 1997, the Company was able to increase its interest earning assets by $29,662,000 or 21.1% to $168,909,000 from $139,793,000 at December 31, 1996 and from $128,108,000 at
December 31, 1995.

     For the fiscal year ended December 31, 1997, the Company recorded a net loss of $1,274,000 representing a decrease of $2,282,000 from 1996's net income of $1,008,000. For the fiscal year ended December 31, 1996, the Company had a net income of $1,008,000 representing an increase of
$2,775,000 from 1995's net loss of $1,767,000. On a per common and common equivalent share basis, the net loss for 1997 was $(.68) compared to net income of $.55 per share in 1996 and a net loss of $(.98) per share in 1995. The net loss in 1997 was primarily the result of losses totaling $5.7 million related to the dissolution of RSC's real estate development activities. The net income recorded in 1996 was primarily a result of lower losses related to RSC's real estate development activities, as well as, an increase of income from the sale of loans. 1995's loss was also primarily attributable to losses from RSC's real estate development activities of $3.4
million.   Additional discussion of RSC's activities and the losses related to the divestiture of it's holdings can be found in more detail later in this analysis.

     Common shareholder's equity increased by $5,264,000 during 1997 to $18,734,000, primarily as a result of the private placement capital offering completed by the Company in December 1997. In 1996, shareholder's equity increased by $528,000 to $13,470,000, primarily as a result of the retention of earnings net of four cash dividends totaling $437,000. In 1995, shareholders equity declined by $1,385,000 to $12,942,000 primarily as a result of losses experienced by RSC. During 1997, the Company paid no cash dividends. During 1996, the Company declared and paid four quarterly cash dividends of $.06 per common share. The Company paid four cash dividends of $.05 in 1995. It is the objective of management to maintain adequate capital for future growth through the retention of earnings. Additionally, the Bank and Company have agreed to administrative orders which require the approval of the FDIC and CDFI prior to declaration and payment of additional cash dividends. Therefore, there can be no assurance that the Company will pay dividends in the future. See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters", for discussion of dividend restrictions applicable to the Company and Bank. The Company's ratio of common shareholders' equity to total assets was 9.45% at December 31, 1997 compared
to 7.44% at December 31, 1996 and 7.91% at December 31, 1995.   In addition
to the cash dividends paid in 1996 and 1995, respectively, the Company distributed a five percent stock dividend during 1995. Per share earnings have been adjusted to reflect any stock dividends and any dilutive effect of common stock equivalents (stock options outstanding but not exercised) calculated on the treasury stock method.

     INVESTMENT SECURITIES

     The provisions of Statement of Financial Accounting Standards (SFAS) 115 require, among other things, that certain investments in debt and equity securities be classified under three categories: securities held-to-maturity; trading securities; and securities available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost; securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in operations; and securities classified as available-for-sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. The Company has not classified securities as held-to-maturity or trading securities.

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

     During the period between December 31, 1996 and December 31, 1997, the Company recorded a net increase in the value of its available-for-sale portfolio of $203,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statements of Shareholders' Equity. This change in value is primarily the result of an overall decline in interest rates resulting in higher market values of the Company's security portfolio.

The following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

-----------------------------------------------------------------------------------------------------------------------------
AVAILABLE -FOR-SALE SECURITIES                      DECEMBER 1997                 DECEMBER 1996                 DECEMBER 1995
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                           Amortized           Fair      Amortized           Fair      Amortized           Fair
                                              Cost          Value           Cost          Value           Cost          Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                            $ 2,007        $ 2,012        $ 2,020        $ 2,030        $ 2,003        $ 2,004
U.S. Government Agencies                    17,431         17,489         21,408         21,383         20,474         20,459
Mortgage-backed Securities                  11,541         11,647          7,972          7,948          7,655          7,686
State and Political Subdivisions             5,441          5,624          1,517          1,559          1,540          1,601
Equity Securities                              214            214            350            350              -              -
-----------------------------------------------------------------------------------------------------------------------------
                                           $36,634        $36,986        $33,267        $33,270        $31,672        $31,750
-----------------------------------------------------------------------------------------------------------------------------

The following table sets forth the securities available-for-sale as of December 31, 1997 and weighted average yields of such securities.

-----------------------------------------------------------------------------------------------------------------------------
                                                        AFTER ONE          AFTER FIVE
SECURITIES                             WITHIN            THROUGH             THROUGH              AFTER
AVAILABLE-FOR-SALE (1)               ONE YEAR          FIVE YEARS           TEN YEARS           TEN YEARS               TOTAL
-----------------------------------------------------------------------------------------------------------------------------
                                  Amount     Yield    Amount     Yield    Amount    Yield    Amount    Yield    Amount  Yield
-----------------------------------------------------------------------------------------------------------------------------
U.S.  Treasuries                  $2,007      6.05%  $    -      0.00%     $  -             $     -     0.00%  $ 2,007   6.05%
U.S. Government agencies               -         -%   10,811      6.48%    6,620     7.21%        -     0.00%   17,431   6.75%
Mortgage-backed securities             -         -%      575      7.07%    1,934     6.92%    9,032     6.57%   11,541   6.68%
State and political subdivisions     200      5.25%      776      5.90%      104     4.95%    4,361     5.18%    5,441   5.28%
Equity Securities                    214      5.57%        -      0.00%        -     0.00%        -     0.00%      214   5.57%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                             $2,421      6.52%  $12,162      6.49%   $8,658     7.10%  $13,393     6.11%  $36,634   6.46%
-----------------------------------------------------------------------------------------------------------------------------

(1) Yields calculated on nontaxable securities have not considered tax equivalent effects.

There were no investment securities classified as held-to-maturity at December 31, 1997 and 1996.

     NET INTEREST INCOME

     The Company's operating results depend primarily on net interest income (the difference between the interest earned on loans, investment securities and federal funds sold less interest expense on deposit accounts and borrowings). A primary factor affecting the level of net interest income is the Company's interest rate margin, the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the difference between the relative amounts of average interest-earning assets and interest-bearing liabilities.

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

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

--------------------------------------------------------------------------------------------------------------
                                                       1997                1996                1995
--------------------------------------------------------------------------------------------------------------
(In thousands, except
percentages)                  AVERAGE  YIELD/  INTEREST   AVERAGE  YIELD/  INTEREST  AVERAGE  YIELD/  INTEREST
                              BALANCE   RATE              BALANCE   RATE             BALANCE   RATE
--------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Loans  (1)                   $111,891  11.18%   $12,506  $100,052  11.25%   $11,255 $ 92,501  11.69%   $10,815
Investment securities  (2)     35,879   6.49%     2,328    29,013   6.22%     1,805   30,665   6.27%     1,923
Federal funds sold & other      8,417   5.36%       452     3,254   5.13%       167    1,907   5.40%       103
--------------------------------------------------------------------------------------------------------------
Total interest-
earning assets                156,187   9.79%    15,286   132,319  10.00%    13,227  125,073  10.27%    12,841
--------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowances for credit losses   (1,866)                     (1,719)                    (1,455)
Cash and due from banks         9,562                       8,482                      7,920
Real estate investments        12,538                      17,518                     17,399
Other real estate owned           462                         374                        402
Premises and equipment, net     2,041                       2,296                      4,769
Cash surrender value of
  life insurance                2,965                       2,829                      2,699
Accrued interest receivable
  and other assets              4,354                       4,435                      3,408
--------------------------------------------------------------------------------------------------------------
Total average assets         $186,243                    $166,534                   $160,215
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Transaction accounts         $ 50,240   2.52%    $1,264  $ 46,237   2.67%    $1,235 $ 51,759   3.33%   $ 1,721
Savings accounts               34,150   4.09%     1,397    25,327   4.18%     1,058   22,518   4.76%     1,071
Time deposits                  47,223   5.47%     2,580    41,791   5.36%     2,241   40,379   5.51%     2,225
Federal funds purchased
  and other (3)                 3,104   2.58%        80     6,795   2.36%       160    1,635   4.59%        75
--------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                 134,717   3.95%     5,321   120,150   3.91%     4,694  116,291   4.38%     5,092
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing
liabilities:

Transaction accounts           36,683                      30,369                     26,652
Other liabilities               1,571                       2,657                      2,324
--------------------------------------------------------------------------------------------------------------
Total liabilities             172,971                     153,176                    145,267
--------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock                    9,202                       8,868                      8,500
Retained earnings               4,029                       4,529                      6,678
Unrealized gain/(loss) on
   investment securities           41                         (39)                      (230)
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity     13,272                      13,358                     14,948
--------------------------------------------------------------------------------------------------------------
Total average liabilities
   and shareholders' equity  $186,243                    $166,534                   $160,215
--------------------------------------------------------------------------------------------------------------
Net interest income                              $9,965                     $ 8,533                    $ 7,749
--------------------------------------------------------------------------------------------------------------
Interest income as a
  percentage of average
  interest-earning assets               9.79%                      10.00%                     10.27%
Interest expense as a
   percentage of average
   interest-earning assets             (3.41%)                     (3.55%)                    (4.07%)
--------------------------------------------------------------------------------------------------------------
Net interest  margin                    6.38%                       6.45%                      6.20%
--------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,252,000, $1,232,000 and $1,220,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

(3) Interest expense has been reduced by capitalized interest on real estate projects of approximately $0, $0 and $55,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     VOLUME/RATE ANALYSIS

(In thousands)                                           1997 - 1996                       1996 - 1995
--------------------------------------------------------------------------------------------------------------------
                                                  Volume      Rate      Total      Volume       Rate          Total
--------------------------------------------------------------------------------------------------------------------
NET INTEREST EARNINGS VARIANCE ANALYSIS: (1)

Increase (decrease) in interest income:
Loans                                              1,323       (72)     1,251         820       (381)           439
Investment securities  (2)                           443        80        523        (103)       (15)          (118)
Federal funds sold and other                         277         8        285          69         (5)            64
--------------------------------------------------------------------------------------------------------------------
Total                                              2,043        16      2,059         786       (401)           385
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest expense:
Transaction accounts                                  88       (59)        29        (171)      (315)          (486)
Savings accounts                                     360       (21)       339        (533)       520            (13)
Time deposits                                        295        44        339          69        (53)            16
Federal funds purchased and other                    (97)       17        (80)        100        (15)            85
--------------------------------------------------------------------------------------------------------------------
Total                                                646       (19)       627        (535)       137           (398)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income         1,397        35      1,432       1,321       (538)           783
--------------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Total interest income increased $2,059,000 or 15.6% in 1997 to $15,286,000. During 1996, interest income before the provision for loan losses increased by $386,000 or 3.00% to $13,227,000 from $12,842,000 in
1995. Interest expense in 1997 increased by $627,000 or 13.4% to $5,321,000.
Interest expense in 1996 declined by $398,000 or 7.81% to $4,694,000 for the year compared to $5,092,000 for 1995. The Company's net interest margin declined to 6.38% in 1997 from 6.45% in 1996 and 6.20% in 1995. The primary reason for the decline in net interest margin was a drop in the average yield on earning assets of .21% which offset a .14% decline in interest expense to average earning assets.

     Average interest-earning assets increased $23,868,000 to $156,187,000 in 1997 compared to $132,319,000 in 1996 and $125,073,000 in 1995. Growth in
average interest earning assets was spread over all earning asset categories with federal funds sold increasing 158.7%, investments increasing 23.7% and loans increasing 11.8%. Average interest bearing liabilities grew by $14,569,000 in 1997 to $134,719,000 from $120,150,000 in 1996 and
$116,291,000 in 1995. All major interest bearing liabilities grew during 1997 with the exception of federal funds purchased and other. During 1997, the Company was able to retire all debt incurred as a result of the acquisition of limited partnership properties involving RSC. In April 1997, in an effort to improve it's interest margin and overall interest income, the Company began to accumulate SBA loans that previously had been sold to generate noninterest income. For the quarter ended December 31, 1997, the Company had increased its net interest margin to 6.60%.

     INTEREST-EARNING ASSET MIX

--------------------------------------------------------------------------------------------------------------------
(In thousands except                          1997                        1996                      1995
percentages)
--------------------------------------------------------------------------------------------------------------------
(Percentage of average interest          Average    Percentage    Average     Percentage     Average    Percentage
earning assets)                          Balance      of Total    Balance      of Total      Balance      of Total
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSET MIX:
Loans                                  $ 111,891         71.6%   $ 100,052        75.61%     $ 92,501        73.96%
Investment securities                     35,879         23.0%      29,013        21.93%       30,665        24.52%
Federal funds sold and other               8,417          5.4%       3,254         2.46%        1,907         1.52%
--------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS          $ 156,187        100.0%   $ 132,319        100.0%    $ 125,073        100.0%
--------------------------------------------------------------------------------------------------------------------

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan origination's, servicing and depositor service charges), as well as from RIA (income from investment management services).

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 1997                   1996                     1995
--------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Gain on sale of loans                                        $  608                $ 1,315                   $  590
Depositor service charges                                       397                    338                      271
Income from investment management
   services                                                     810                    682                      471
Gain  (loss) on sale of securities                              (19)                     -                      (25)
Gain on sale of assets                                          252                     18                        7
Servicing fees on loans sold                                    329                    322                      321
Other                                                           310                    434                      248
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                       $ 2,687                $ 3,109                  $ 1,883
--------------------------------------------------------------------------------------------------------------------

     Other income decreased $422,000 to $2,687,000 in 1997 from $3,109,000 in
1996.  Other income for the year ended December 31, 1995 was $1,883,000.
The greatest decrease occurred in the gain on sale of loans, down $707,000 primarily as a result of the Company's decision to retain the guaranteed portion of SBA loans originated in its loan portfolio rather than sell the SBA loans to generate immediate noninterest income. Income from investment management services (RIA) was up $128,000 in 1997 to $810,000 from $682,000 in 1996 and $471,000 in 1995, respectively. The primary reason for the increase in income from investment management services was a larger asset base under management at RIA. In 1996, other income increased $1,226,000 to $3,109,000 from $1,883,000 for 1995. The increase in 1996 was primarily due to the gain on sale of SBA loans and an increase in income from investment management services (RIA).

     LOAN ORIGINATION & SALES

     The Bank originates various types of loans with the intention of selling the loan on secondary markets to generate noninterest income. Types of loans originated and sold include; loans made under the U.S. Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan, loans made under the U.S. Department of Agriculture's Business and Industry loans program and conventional real estate mortgage loans. Historically, the majority of the Banks gain on the sale of loans has come from SBA loan sales. During 1997, the Company decided to discontinue sales of new SBA originations in an effort to more rapidly build its loan portfolio and increase interest income.

     An additional source of income related to the Bank's loan origination activities is reflected in income from the ongoing servicing of loans sold. For 1997, servicing fee income increased

$7,000 to $329,000. For 1996, servicing fee income increased $1,000 to $322,000 from $321,000 for the comparable period in 1995. These increases are the result of a larger servicing portfolio of loans.

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

     For the year ended December 31, 1997, RSC experienced a loss from investments in real estate in the amount of $3,973,000 compared to a loss of $351,000 for the year ended December 31, 1996, an increase of $3,622,000. The increased loss resulted from the sale of properties at discounted prices, as well as, the writedown of several properties to reflect RSC's anticipated sales proceeds. During the year ended December 31, 1995, losses from investments in real estate were $3,441,000 primarily as a result of the establishment of a reserve for future losses. For the year ended December 31, 1997, on a stand alone basis, RSC's activities (including losses from the sale of properties, additions to RSC's provision for real estate losses and provision for credit losses, plus operating expenses), reduced the Company's overall pre-tax income by $5,720,000 compared to $1,499,000 in 1996, and $4,014,000 in 1995, respectively.

     Additional discussion of loans made by RSC is contained in this report under the heading, "Nonperforming Loans".

         REGENCY INVESTMENT ADVISORS

         The Bank's wholly-owned subsidiary, Regency Investment Advisors, Inc. ("RIA"), was formed in August 1993 through the acquisition by the Bank of the assets, including the client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice, to individuals and corporate clients for an annual fee that varies depending upon the size of a client account.

         Revenue from RIA as of December 31, 1997 increased to $810,000 from $682,000 in the same period of 1996, an increase of $128,000. Income from RIA as of December 31, 1995 was $471,000. The increased revenue over the past two years was primarily the result of a larger asset base managed by RIA. On a stand alone basis, RIA provided the Company with pre-tax net income of $181,000 and $55,000 in the years ended December 31, 1997 and 1996, respectively, compared to a pre-tax loss of $163,000 for the year ended December 31, 1995.

         As of December 31, 1997, RIA had $86.5 million in assets under management an increase of $9.3 million or 12.0% over 1996. As of December 31, 1996, RIA had $77.2 million in assets under management, an increase of $20.4 million compared to $56.8 million as of December 31, 1995. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

         NONINTEREST  EXPENSE

         Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

         NONINTEREST EXPENSE TO AVERAGE ASSETS


--------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                       1997                 1996                   1995
--------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Loss from investments in real estate              $  3,973      2.13%   $    351      .21%   $  3,441         2.15%
Salaries and related benefits                        4,782      2.57%      4,560     2.74%      4,441         2.77%
Occupancy                                            1,639       .88%      1,567      .94%      1,366          .85%
FDIC insurance and regulatory assessments              120       .06%         63      .04%        175          .11%
Marketing                                              450       .24%        428      .26%        382          .24%
Professional services                                  461       .25%        749      .45%        521          .33%
Directors' fees and expenses                           270       .15%        383      .23%        298          .18%
Management fees for real estate projects               120       .07%        488      .29%        243          .15%
Supplies, telephone and postage                        329       .18%        350      .21%        294          .18%
Other                                                1,262       .68%        963      .58%        945          .59%
--------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                         $ 13,406      7.20%    $ 9,902     5.95%    $12,106         7.55%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         Noninterest expenses increased by $3,504,000 to $13,406,000 for the year ended December 31, 1997 from $9,902,000 in 1996. The primary cause of the increase related to losses from investments in real estate which increased by $3,622,000 during 1997. Noninterest expenses for the year ended December 31, 1995 were $12,106,000 which also included high expense related to real estate development activities (RSC). When compared to average assets for the respective periods, other expenses increased to 7.20% for 1997 as compared to 5.95% for 1996 and 7.55% for 1995.

         Salaries and related benefits increased by $222,000 or 4.87% in 1997 to $4,782,000, primarily as a result of higher commissions paid to staff on incentive based compensation. During 1996, salaries and related benefits increased by $119,000 to $4,560,000. Salaries and related benefits were $4,441,000 in 1995. The primary cause of the increase in 1996 related to additional staff hired to support the Bank's Madera office opened in August 1996. As a percentage of average assets, salaries and related benefits have declined over the past three years and were 2.57%, 2.74% and 2.77% in 1997, 1996 and 1995, respectively.

         Occupancy expense increased by $72,000 in 1997 to $1,639,000 compared to $1,567,000 in 1996 and $1,366,000 in 1995. The increase in 1997 was primarily the result of a full year's rental expense related to the Bank's Madera office, as well as, higher maintenance and utility expense. During 1996, occupancy expense increased due to higher rent expense related to the Company's headquarters building which was sold and subsequently leased back during 1995. As a percentage of average assets, occupancy expense was
 .88%, .94% and .85% in 1997, 1996 and 1995, respectively.

         During 1997, the Company's FDIC insurance and regulatory assessments increased as a result of the administrative orders issued the Bank and lower capital levels at the mid-year assessment period. With the completion of the Company's private placement stock offering, the capital component of the FDIC's insurance assessment has been improved, however, higher than historical expense related to regulatory assessments in 1998 are possible, pending relief from the administrative orders. FDIC assessments increased by $57,000 to $120,000 in 1997 compared to

$63,000 in 1996. FDIC and regulatory assessment in 1996 declined from $175,000 in 1995 as a result of the FDIC reducing the rate at which banks pay FDIC insurance. As a percentage of average assets, FDIC insurance and regulatory assessments were .06%, .04% and .11% in 1997, 1996 and 1995, respectively.

         Professional services consist primarily of fees paid for legal, accounting and consulting services to third party professionals. During 1997, professional services declined by $288,000 to $461,000 from $749,000 for the year ended December 31, 1996. The primary result of the decrease was lower legal and accounting expenses related to RSC. During 1996, professional services increased by $228,000 from $521,000 in 1995 as a result of higher consulting fees and legal expenses related to the disposal of RSC related properties. As a percentage of average assets, professional services were
 .25%, .45% and .33% in 1997, 1996 and 1995, respectively.

         Management fees paid for real estate projects in 1997 decreased by $368,000 to $120,000 from $488,000 in 1996. During 1995, management fees paid for real estate projects were $298,000. As a percentage of average assets, management fees for real estate projects were .07%, .29% and .15% in 1997, 1996 and 1995, respectively. The decrease in fees paid for real estate projects during 1997 was the result of a restructured management contract with RSC's project manager.

         Supplies, telephone and postage declined in 1997 by $21,000 to $329,000 from $350,000 in 1996. Expense for supplies, telephone and postage was $294,000 in 1995. Over the past three years, supplies, telephone and postage as a percentage of average assets have remained fairly constant at
 .18%, .21% and .18% in 1997, 1996 and 1995, respectively.

         Other expenses increased by $299,000 in 1997 to $1,262,000 primarily as a result of a one time expense related to the write-off of an unsecured account receivable held by RSC. In 1996, other expenses increased $18,000 to $963,000 from $945,000 in 1995. The primary cause of the increase in 1996 was the one time expense of $140,000 related to the expiration of an option to purchase the property immediately contiguous to the Company's headquarters building. As a percentage of average assets, other expenses were .68%, .58% and .59% in 1997, 1996 and 1995, respectively.

         BALANCE SHEET ANALYSIS

         For the year ended December 31, 1997, total assets increased by $17,183,000 or 9.5%, to $198,241,000 from $181,058,000 at December 31, 1996.
During 1996, total assets increased $17,376,000 or 10.6% from $163,682,000 at December 31, 1995. For 1997, total loans increased $27,333,000 or 26.7% as a result of the Company's decision to hold newly originated SBA loans rather than sell the guaranteed portion in the secondary market. In 1996, total loans increased 5.3% or $5,166,000 to $102,303,000 from $97,137,000 at
December 31, 1995. Cash and cash equivalents were virtually the same at December 31, 1997 and 1996 at $19,893,000 and $19,833,000, respectively, while investment securities increased 11.2% to $36,986,000 at December 31, 1997 from $33,270,000 at December 31, 1996. During 1996, cash and cash equivalents increased $10,909,000 or 122.2% as the Company increased its cash liquidity to meet anticipated seasonal funding needs during the Company's first quarter.

         During 1997, the Company significantly reduced its investments in real estate, reducing its holdings 73.7% or $12,151,000 to $4,338,000 from $16,489,000 at December 31, 1996 and from

$17,954,000 at December 31, 1995. With the reduction in real estate at December 31, 1997, the Company was able to increase its interest earning assets by $29,116,000 or 20.1% to $168,909,000 from $139,793,000 at December
31, 1996 and from $128,108,000 at December 31, 1995.

         Deposits increased during 1997 by $16,477,000 or 10.3% to $176,279,000 from $159,802,000 at December 31, 1996. Deposits increased during 1996 by $16,057,000 or 11.2% from $143,745,000 at December 31, 1995.
All categories of deposits showed an increase in 1997 with the largest growth in noninterest bearing deposits. Notes payable and capital lease obligations decreased 90.7% or $4,943,000 to $509,000 at December 31, 1997 from
$5,452,000 at December 31, 1996 as the Company paid off all debts related to the acquisition of real estate properties from RSC's former partners. The remaining $509,000 classified under notes payable and capital lease obligations relates to the Bank's capital lease on its Palm branch facility.

LOANS COMPOSITION:
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS,
EXCEPT PERCENTAGES)     DECEMBER 1997      DECEMBER 1996      DECEMBER 1995      DECEMBER 1994       DECEMBER 1993
---------------------------------------------------------------------------------------------------------------------
Commercial             $ 75,487    58.3%   $56,625   55.4%    $54,150   55.7%   $46,374     50.3%  $43,422     49.5%
Real estate:
  Construction           30,128    23.2%    23,640   23.1%     23,706   24.4%    29,857     32.4%   29,351     33.4%
  Real estate            14,900    11.5%    13,260   12.9%     10,389   10.7%     9,318     10.1%    9,225     10.5%
  mortgage                9,120     7.0%     8,778    8.6%      8,892    9.2%     6,559      7.2%    5,754      6.6%
  Consumer and other
---------------------------------------------------------------------------------------------------------------------
SUBTOTAL                129,635     100%   102,303    100%     97,137    100%    92,108      100%   87,752      100%
---------------------------------------------------------------------------------------------------------------------
Less:
Allowances
   for credit losses      2,219              1,615              1,784             1,541              1,338
Deferred loan fees          364                392                356               542                605
Unearned discount           623                526                468               436                356
---------------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET       $126,430            $99,770            $94,529           $89,589            $85,453
---------------------------------------------------------------------------------------------------------------------

The following table represents the maturity distribution of the loan portfolio as of December 31, 1997.

---------------------------------------------------------------------------------------------------------------------
                                                                     AFTER ONE
                                                     WITHIN            THROUGH             AFTER
MATURITY DISTRIBUTION OF LOAN PORTFOLIO            ONE YEAR         FIVE YEARS        FIVE YEARS               TOTAL
---------------------------------------------------------------------------------------------------------------------
Loans:
Commercial                                        $  23,185          $  13,682         $  38,620           $  75,487
Real estate construction                             27,627              1,773               728              30,128
Real estate mortgage                                  1,397              7,736             5,767              14,900
Consumer and other                                    2,691              3,192             3,237               9,120
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                54,900             26,383            48,352             129,635
---------------------------------------------------------------------------------------------------------------------

Fixed rate                                           14,388              6,545             7,938              28,871
Variable rate                                        40,512             19,838            40,414             100,764
---------------------------------------------------------------------------------------------------------------------
TOTAL                                             $  54,900          $  26,383         $  48,352          $  129,635
---------------------------------------------------------------------------------------------------------------------

         During 1997, the Bank continued its success in SBA lending, leading the 16 county Fresno SBA district in loans made for the fifth consecutive year. In addition, the Bank continued to actively participate in the U.S. Department of Agriculture Business and Industry Loan program. Business and Industry loans, ("B&I"), contain a government guarantee on a portion of the loan similar to that of a SBA loan guarantee. In its second year offering loans under the B&I program, the Bank was the third largest B&I lender in California in new loans made in 1997.

         Commercial loans, including SBA and B&I loans, comprised approximately 58.3% of the Company's loan portfolio at December 31, 1997 compared to 55.4% at December 31, 1996, and

55.7% of the Company's loan portfolio at December 31, 1995. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

         Real estate construction lending comprised 23.2% of the Company's loan portfolio at December 31, 1997, compared to 23.1% of the Company's loan portfolio at December 31, 1996, and 24.4% at December 31, 1995. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property, which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

         Real estate mortgage loans comprised 11.5% of the loan portfolio at December 31, 1997, compared to 12.9% at December 31, 1996 and 10.7% of the loan portfolio at December 31, 1995. Real estate mortgage loans are made up of non-residential properties (75%) and single-family residential mortgages (25%). The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

         Consumer loans represented the remainder of the loan portfolio at December 31, 1997, comprising 7.0% of the loan portfolio compared to 8.6% of total loans at December 31, 1996 and 9.2% at December 31, 1995. This category includes traditional Consumer loans, Home Equity Lines of Credit, and Visa Card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa Cards are unsecured.

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

         At December 31, 1997, nonaccrual loans totaled $1,736,000 or 1.34% of total loans compared to $3,301,000 or 3.23% of total loans at December 31, 1996 and $581,000 or .60% at December 31, 1995. Of the total nonaccrual loans, $1,138,000 represented loans RSC has made to facilitate the sale of former partnerships. During 1997 these loans RSC made to facilitate the sale of former partnerships decreased by $2,112,000 or 65.0% from $3,250,000 at December 31, 1996. During the divestiture process of RSC's real estate holdings, RSC has made several loans to facilitate the sale of former partnerships that have loan to value ratios higher than would normally be made by the Bank. Due to the higher loan to value ratios, the Company has placed these loans on non-accrual status and is accounting for them on the cost recovery method. At December 31, 1995, of the $581,000 in non-accrual loans, $505,000 represented loans RSC had outstanding to real estate limited partnerships. At December 31, 1994 and 1993 the Company had $391,000 and $604,000 in non-accrual loans respectively, all of which were associated with the Bank's lending function.

         Without the non-accrual loans made by RSC, the Bank's loan portfolio at December 31, 1997 had $598,000 in non-accrual loans or .46%, compared to $51,000 in non-accrual loans or .05% at December 31, 1996. Of the Bank's non-accrual loans (excluding RSC loans) at December 31, 1997, $473,000 represented the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for Bank's originating SBA loans which are subsequently sold in the secondary market. Under the new requirement, if a borrower defaults on a SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the Bank, the Bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that SBA non-accrual loan levels will be slightly higher. Bank only non-accrual loans at December 31, 1995, 1994 and 1993 were $76,000, or .08%, $391,000 or .43% and $604,000 or .70%
respectively.

         The gross interest income that would have been recorded for loans placed on nonaccrual status was $254,000, $276,000 and $82,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Other real estate owned was $503,000 at December 31, 1997 compared to $437,000 at December 31, 1996, and $341,000 at December 31, 1995. There
were no troubled debt restructured loans as defined in SFAS 15 at December 31, 1997, 1996 or 1995 respectively.

--------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                   1997          1996           1995          1994           1993
--------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Nonaccrual RSC loans                              $ 1,138      $  3,250           $505           $ -            $ -
Nonaccrual Bank loans                                 598            51             76           391            604
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                 1,736         3,301            581           391            604
Other real estate owned                               503           437            341           299            696
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                          2,239         3,738            922           690          1,300
--------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                        48            19            725            58            268
--------------------------------------------------------------------------------------------------------------------
Total loans before allowance for losses          $129,635      $102,303       $ 97,137      $ 91,130       $ 86,791
Total assets                                      198,241       181,058        163,682       155,802        144,012
Allowance for possible credit losses              (2,219)       (1,615)        (1,784)       (1,541)        (1,338)
--------------------------------------------------------------------------------------------------------------------
RATIOS:
Nonperforming loans to total loans                  1.34%         3.23%           .60%          .43%           .70%
Nonperforming loans to total loans
  (excluding RSC loans)                              .46%          .05%           .08%          .43%           .70%
Nonperforming assets to:
   Total loans                                      1.73%         3.65%           .95%          .76%          1.50%
   Total loans and OREO                             1.72%         3.64%           .95%          .75%          1.49%
   Total assets                                     1.13%         2.06%           .56%           44%           .90%
Allowance for possible credit losses to
    total nonperforming assets                     99.11%        43.20%         193.5%        223.3%         102.9%
Allowance for possible credit losses  to            1.71%         1.58%          1.85%         1.69%          1.54%
loans
--------------------------------------------------------------------------------------------------------------------

         Management is not aware of any potential problem loans, which were accruing and current at December 31, 1997, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

         The Company does not believe there to be any concentration of loans in excess of 10% of total loans which are not disclosed above which would cause them to be significantly impacted by economic or other conditions. For further discussion of the impact of California economic conditions upon the loan portfolio, see "Allowance for Credit Losses" in the section below.

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

         The allowance for credit losses totaled $2,219,000 or 1.71% of total loans at December 31, 1997 compared to $1,615,000 or 1.58% of total loans at December 31, 1996 and $1,784,000 or 1.85% of total loans at December 31, 1995. Charge-offs during 1997 were $895,000 while recoveries were $146,000. Of the $895,000 charged off in 1997, $601,000 represented write downs of loans made by RSC. During 1997, $1,353,000 in additional provision for credit losses was added to reserves. Charge-offs during 1996 were $258,000 while recoveries were $89,000. During 1996, no additional provision for credit losses was added to reserves. It is the policy of management to maintain the allowance for credit losses at a level deemed adequate for known and currently anticipated future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

         Although management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio, the Fresno economy and real estate market remain stagnant. The Bank's loan portfolio could be adversely affected if economic conditions and the real estate market in the Bank's market area deteriorate. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for loan losses, which could adversely affect the Company's and the Bank's future growth and profitability.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1993 and December 31, 1997.

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                      1997          1996           1995          1994            1993
--------------------------------------------------------------------------------------------------------------------
BALANCE,  (beginning of year)                    $ 1,615       $ 1,784        $ 1,541       $ 1,338         $ 1,289
Provision charged to expense                       1,353             -            470           487              37
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                        (132)         (193)          (211)         (259)           (100)
  Real estate construction                          (663)            -             (8)            -               -
  Real estate mortgage                                 -             -              -             -               -
  Consumer and other                                (100)          (65)           (46)          (54)             (5)
--------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                   (895)         (258)          (265)         (313)           (105)
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                         122            76             37            27             117
  Real Estate construction                             -             -              -             2               -
  Real estate mortgage                                 -             -              -             -               -
  Consumer and other                                  24            13              1             -               -
--------------------------------------------------------------------------------------------------------------------
TOTAL RECOVERIES                                     146            89             38            29             117
--------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                     (749)         (169)          (227)         (284)             12
--------------------------------------------------------------------------------------------------------------------
BALANCE,  (end of year)                          $ 2,219       $ 1,615        $ 1,784       $ 1,541          $1,338
--------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans
outstanding                                          .66%          .17%           .24%          .34%           (.01)%
--------------------------------------------------------------------------------------------------------------------

The following table represents the allocation of the allowance for loan losses for the period between December 1993 and December 1997.

-----------------------------------------------------------------------------------------------------------------------
                              1997                1996                1995               1994               1993
-----------------------------------------------------------------------------------------------------------------------
                                  Percent             Percent             Percent           Percent            Percent
                                 of loans            of loans            of loans           of loans           of loans
                                  in each             in each             in each           in each            in each
                                 category            category            category           category           category
(In thousands,                   to total            to total            to total           to total           to total
except  percentages)     Amount     loans    Amount     loans    Amount     loans   Amount     loans  Amount      loans
-----------------------------------------------------------------------------------------------------------------------
Commercial               $1,184     58.2%    $1,069     54.6%    $1,005     55.7%   $1,001    50.3%   $1,000      49.5%
Real estate
  construction              506     23.2%       208     23.6%       215     24.4%      135    32.4%      135      33.4%
Real estate mortgage        121     11.5%       100     13.1%        78     10.7%       65    10.1%       69      10.5%
Consumer and other          226      7.1%       238      8.7%       221      9.2%      184     7.2%      134       6.6%
Unallocated                 182         -         -         -       265         -      156        -        -          -
-----------------------------------------------------------------------------------------------------------------------
Total                   $ 2,219    100.0%    $1,615    100.0%    $1,784    100.0%   $1,541   100.0%   $1,338     100.0%
-----------------------------------------------------------------------------------------------------------------------

         FUNDING SOURCES

         Deposits represent the Bank's primary source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Bank normally experiences a seasonal decline in deposits in the first quarter of each year. In order to assist in meeting its funding needs the Bank maintains Fed Funds lines with correspondent banks in the amount of $5,000,000 in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of December 31, 1997, the Bank held no institutional brokered time deposits.

         In August 1996, the Bank opened its first full service branch office outside of Fresno, California approximately 20 miles north in the city of Madera. Through 1997, it's first full year of operation, the Madera branch had obtained deposits of approximately $20 million.

The following table presents the composition of the deposit mix at December 31, 1993 through December 31, 1997, respectively.


------------------------------------------------------------------------------------------------------------------------
                              1997               1996               1995                1994                1993
------------------------------------------------------------------------------------------------------------------------
(In thousands, except
percentages)             AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT
------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
Noninterest-bearing     $ 46,744    26.5%   $36,613    22.9%   $32,672    22.7%   $30,589     22.2%   $30,422     24.6%
Interest-bearing
deposits                  85,114    48.3%    73,390    45.9%    75,539    52.6%    72,615     52.7%    63,137     51.1%
Time  under  $100,000     15,778     9.0%    19,032    11.9%    12,229     8.5%    12,852      9.3%    12,607     10.2%
Time $100,000
  and  over               28,643    16.2%    30,766    19.3%    23,305    16.2%    21,833     15.8%    17,363     14.1%
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  deposits               129,535    73.5%   123,189    77.1%   111,073    77.3%   107,300     77.8%    93,107     75.4%
------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS           176,279     100%   159,802     100%   143,745     100%   137,889      100%   123,529      100%
------------------------------------------------------------------------------------------------------------------------

The following table represents maturities of time deposits of $100,000 or more at December 31, 1997.

------------------------------------------------------------------------------------------------------------------------
                                                                    Over Three
                                             Three Months               Though                   Over
(In thousands)                                    Or Less        Twelve Months          Twelve Months             Total
------------------------------------------------------------------------------------------------------------------------
Maturities of Time Deposits Greater
Than $100,000                                   $  17,846             $  8,957               $  1,840         $  28,643
------------------------------------------------------------------------------------------------------------------------

         LIQUIDITY

         Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains lines of credit with two correspondent banks for up to $5,000,000 available on a short-term basis.

Additionally, the Bank generally maintains a portfolio of SBA loans either available-for-sale or in its portfolio that could be sold should additional liquidity be required.

         INTEREST RATE SENSITIVITY

         Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. To achieve this goal, the Bank prices the majority of its interest bearing liabilities at variable rates. At the same time, the majority of its interest-earning assets are also priced at variable rates. This pricing structure tends to stabilize the net interest margin percentage achieved by the Bank.

The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, and the cumulative interest rate sensitivity gap ratio.


--------------------------------------------------------------------------------------------------------------------
                                                        Next Day        After    After One
                                                      But Within        Three         Year        After
(In thousands, except percentages)                         Three       Months          But   Five Years
As of December 31, 1997                 Immediately       Months   But Within       Within                    Total
                                                                    12 Months   Five Years
--------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans                                     $  46,712    $  50,957    $  12,737    $  10,455     $  7,038  $  127,899
Investment securities and other                 213       15,229       11,334        4,918        4,940      36,634
Federal  funds  sold                          3,000            -            -            -            -       3,000
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             $  49,925    $  66,186    $  24,071    $  15,373    $  11,978  $  167,533
--------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts        48,616            -            -            -            -      48,616
Savings accounts                             33,662        2,836            -            -            -      36,498
Time deposits                                     -       25,316       15,250        2,951          904      44,421
--------------------------------------------------------------------------------------------------------------------
Total  interest-bearing liabilities       $  82,278    $  28,152    $  15,250     $  2,951       $  904  $  129,535
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap              (32,350)       38,034        8,821       12,422       11,074
Cumulative gap                             (32,350)        5,681       14,502       26,924       37,998
Cumulative gap percentage to
   interest earning assets                 (19.31%)        3.39%        8.66%       16.07%       22.68%
--------------------------------------------------------------------------------------------------------------------

(1) Amounts exclude nonaccrual loans of $1,736,000.

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

         INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended December 31, 1997 has not been significant to the Company's financial position or results of operations.

         CAPITAL RESOURCES

         The Company has historically been able to sustain its growth in capital through profit retention. Beginning in September 1994, the Company began paying quarterly cash dividends. Although, cash dividends have been paid on a regular basis in the past, there can be no assurance that the Company will pay dividends in the future. See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters", regarding dividend restrictions applicable to the Bank and the Company and the restrictions imposed under the FDIC and CDFI Orders.

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

         The Company and Bank's Board of Directors, in consenting to administrative orders issued by the FDIC and CDFI have agreed that the Bank will maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%.

The Company and Bank's actual capital amounts (in thousands) and ratios are also presented in the following table:

                                                                                                  TO BE WELL
                                                                     FOR CAPITAL               CAPITALIZED UNDER
                                                                       ADEQUACY                PROMPT CORRECTIVE
                                               ACTUAL                  PURPOSES:              ACTION PROVISIONS:
                                       --------------------------------------------------------------------------------
                                         AMOUNT      RATIO       AMOUNT        RATIO        AMOUNT          RATIO
                                       --------------------------------------------------------------------------------
   AS OF DECEMBER 31, 1997
   Total Capital (to Risk Weighted
   Assets):
     Company                              $18,779      13.87%     >=$10,828      >=8.00%              N/A
     Regency Bank                         $16,003      11.79%     >=$10,860      >=8.00%    >=$ 13,576    >=10.00%

   Tier 1 Capital (to Risk Weighted
   Assets):
     Company                             $ 17,081      12.62%     >=$ 5,414      >=4.00%              N/A
     Regency Bank                        $ 14,300      10.53%     >=$ 5,430      >=4.00%     >=$ 8,145    >= 6.00%

   Tier 1 Capital (to Average Assets):
     Company                             $ 17,081       8.89%     >=$ 7,686      >=4.00%              N/A
     Regency Bank                        $ 14,300       7.46%     >=$ 7,663      >=4.00%     >=$ 9,579    >= 5.00%

                                                                                               TO BE ADEQUATELY
                                                                     FOR CAPITAL               CAPITALIZED UNDER
                                                                       ADEQUACY                PROMPT CORRECTIVE
                                               ACTUAL                  PURPOSES:              ACTION PROVISIONS:
                                       --------------------------------------------------------------------------------
                                         AMOUNT      RATIO       AMOUNT        RATIO         AMOUNT         RATIO
                                       --------------------------------------------------------------------------------
   AS OF DECEMBER 31, 1996
   Total Capital (to Risk Weighted
   Assets):
     Company                              $14,306      10.21%     >=$11,207      >=8.00%              N/A
     Regency Bank                         $13,944       9.97%     >=$11,193      >=8.00%     >=$ 11,193    >=8.00%

   Tier 1 Capital (to Risk Weighted
   Assets):
     Company                             $ 12,691       9.06%     >=$ 5,604      >=4.00%              N/A
     Regency Bank                        $ 12,329       8.81%     >=$ 5,596      >=4.00%      >=$ 5,596    >=4.00%

   Tier 1 Capital (to Average Assets):
     Company                             $ 12,691       7.66%     >=$ 6,630      >=4.00%              N/A
     Regency Bank                        $ 12,329       7.12%     >=$ 6,923      >=4.00%      >=$ 6,923    >=4.00%

         OTHER MATTERS

         As discussed in "Item 1 - Supervision and Regulation", during the fourth quarter of 1997, the Company's Board of Directors consented to administrative orders issued by the FDIC and CDFI. In regard to the two most significant issues raised in each order, specifically the mandate to (1) increase on or before December 31, 1997 and thereafter maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%; and (2) cause RSC to reduce the assets classified as substandard so that the amount of such assets shall not exceed $10,115,000 by December 31, 1997, $8,750,000 by March 31, 1998,
$7,100,000 by June 30, 1998 and $4,900,000 by September 30, 1998.

         On December 31, 1997, the Company completed its private placement capital offering of approximately $5.7 million allowing the Bank to reflect Tier 1 capital of $14.3 million and a capital to assets ratio of 7.46% at year-end. Both measurements are above required levels and are considered "Well Capitalized" under FDICIA standards. See "Capital Resources" in this section. Additionally, approximately $2.4 million of capital remained at the Bank's parent company, Regency Bancorp, which could be contributed to further augment the Bank's capital if required. In January 1998, the Company filed a progress report with the FDIC and CDFI indicating the Bank's progress to date in complying with the administrative orders. The progress report indicated that at December 31, 1997, RSC had reduced total classified assets to $4,831,000, well below levels required at year-end. Subsequent to year end 1997, RSC completed the sale of several additional units and at January 15, 1998 had further reduced its level of classified assets to $3,826,000. The remainder of the items specified in the administrative orders are more subjective in nature and "compliance" can only be defined by the appropriate regulatory agency, however, management believes they are in full compliance with both orders.

         NEW ACCOUNTING PRONOUNCEMENTS

            The Company implemented SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in January 1997. The Statement establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishments of liabilities after December 31, 1996, applied prospectively. In December 1996, the FASB reconsidered certain provisions of SFAS No. 125 and issued a SFAS No. 127 to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, entities with complex capital structures are required to provide disclosure of diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders adjusted for the effects of preferred dividends, interest on convertible debt, and other changes in income or loss resulting from the presumed conversion of potential common shares, if any, by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per common share is equal to basic loss per common share at December 31, 1997 and 1995 because the effect of potentially dilutive securities under the stock option plans were antidilutive.

         In June 1997, the FASB adopted SFAS No. 130 , "Reporting of Comprehensive Income", which requires than an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years after December 15, 1997, with earlier application permitted.

         YEAR 2000 COMPLIANCE

         The inability of most computers, software and other equipment utilizing microprocessors to distinguish the year 1900 from the year 2000 poses substantial risks to all financial institutions including the Company. The year 2000 problem is pervasive and complex. Virtually every financial institution, service provider and vender will have its computing operations affected in some way by the rollover of the two-digit year value to 00 if action is not taken to fix the problem before the year 2000 arrives.

         The Company is currently engaged in a five-phase management program which includes awareness, assessment, renovation, validation, and implementation. The Company has identified all major applications and systems that may require modification to ensure "Year 2000 Compliance". The scope of the project covers all computer systems including PC and network hardware and software, and mainframe and mainframe software. It also covers all equipment and other systems utilized in the bank operations or in the premises from which the Company operates.

         In addition, the Company has communicated with its large borrowers, corporate customers, and major vendors upon which it relies to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company will utilize both internal and external resources to implement its Year 2000 Project. The Company expects to complete the majority of its efforts by the end of 1998 leaving adequate time to assess and correct any significant issues that may materialize. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. The majority of these costs are expected to be incurred during 1998, and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

MARKET RISK

         The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 200 basis point rise and a 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investment such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight funds. Based on the information and assumptions in effect at December 31, 1997, management believes that a 200 basis point rate shock over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

         The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company's assets, liabilities, and off-balance sheet account under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, in referred to as the market value of equity ("MV of Equity"). This technique captures the interest rate risk of the Company's business mix across all maturities. The market analysis is performed using an immediate rate shock of 200 basis points up and down calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrows with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. For non-interest sensitive assets and liabilities, as well as deposits with no defined maturites, including interest-bearing checking, money market and savings accounts, the market value is equal to their carrying value amounts at the reporting date.

         The following table sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 1997. Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

($ in thousands)
        Change in                 Estimated MV               Change in MV               Change in MV
          Rates                     of Equity                 of Equity $                of Equity %
--------------------------- -------------------------- -------------------------- --------------------------
         +200 BP                    $ 21,014                     $ 800                      3.96%
            0 BP                    $ 20,214                         0                      0.00%
         -200 BP                    $ 18,668                  $ (1,546)                    -7.65%

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          Non Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                     PAGE
                                                                                                               ----
Independent Auditors' Report of Deloitte & Touche LLP                                                           45

Consolidated Balance Sheets, December 31, 1997 and 1996                                                         46

Consolidated Statements of Operations for the three years ended                                                 48
  December 31, 1997, 1996, and 1995

Consolidated Statements of Shareholders' Equity for the three years ended                                       49
  December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the three years ended                                                 50
  December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements                                                                      51

REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Regency Bancorp
Fresno, California

We have audited the accompanying consolidated balance sheets of Regency Bancorp and subsidiaries (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regency Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP  /s/

Fresno, California
February 4, 1998

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT SHARES)   1997         1996
-------------------------------------------------------------------------------
ASSETS

CASH AND DUE FROM BANKS                                $   16,893   $   14,833

FEDERAL FUNDS SOLD                                          3,000        5,000
                                                       ----------   ----------
           Cash and cash equivalents                       19,893       19,833

INTEREST BEARING DEPOSITS IN OTHER BANKS                      232           98

INVESTMENT SECURITIES (Note 2):
  Available-for-sale at fair value (cost of $36,634        36,986       33,270
     in 1997 and $33,267 in 1996)


LOANS, net of allowance for credit losses of $2,219
and $1,615  (Notes 3 and 11)                              126,430       98,294

LOANS HELD FOR SALE                                          -           1,476
                                                       ----------   ----------
           Total loans, net                               126,430       99,770

INVESTMENTS IN REAL ESTATE (Note 4)                         4,338       16,489

OTHER REAL ESTATE OWNED                                       503          437

PREMISES AND EQUIPMENT, net (Note 5)                        1,751        2,262

CASH SURRENDER VALUE OF LIFE INSURANCE (Note 9)             3,038        2,903

INTEREST RECEIVABLE, DEFERRED INCOME TAXES
  AND OTHER ASSETS (Note 8)                                 5,070        5,996
                                                       ----------   ----------
                                                       $  198,241   $  181,058
                                                       ----------   ----------
                                                       ----------   ----------

See notes to consolidated financial statements.

                                                           1997         1996
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS (Note 6):
  Noninterest bearing deposits                          $  46,744    $  36,613
  Interest bearing deposits                               129,535      123,189
                                                       ----------   ----------
           Total deposits                                 176,279      159,802


NOTES PAYABLE AND CAPITAL LEASE OBLIGATION                    509        5,452
  (Notes 4 and 7)

ACCRUED INTEREST AND OTHER
  LIABILITIES (Note 9)                                      2,719        2,334
                                                       ----------   ----------
           Total liabilities                              179,507      167,588

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 7)

SHAREHOLDERS' EQUITY (Notes 9, 10 and 13):
  Preferred stock, no par value;
    1,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 5,000,000
    shares authorized, 2,621,125 and 1,818,160
    shares outstanding                                     15,203        8,868
  Retained earnings                                         3,327        4,601
  Net unrealized gain (loss) on available for sale
    securities, net of taxes of $148 and $1                   204            1
                                                       ----------   ----------
           Total shareholders' equity                      18,734       13,470
                                                       ----------   ----------
                                                       $  198,241   $  181,058
                                                       ----------   ----------
                                                       ----------   ----------

REGENCY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                 1997           1996           1995
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $  12,506      $  11,255      $  10,815
  Interest on investment securities:
    Taxable                                                 2,163          1,718          1,834
    Nontaxable                                                165             87             89
                                                       -----------------------------------------
                                                            2,328          1,805          1,923
  Other                                                       452            167            103
                                                       -----------------------------------------
           Total interest income                           15,286         13,227         12,841
INTEREST EXPENSE:
  Interest on deposits                                      5,241          4,534          5,017
  Interest on borrowings                                       80            160             75
                                                       -----------------------------------------
           Total interest expense                           5,321          4,694          5,092

NET INTEREST INCOME                                         9,965          8,533          7,749
PROVISION FOR CREDIT LOSSES                                 1,353              -            470
                                                       -----------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       8,612          8,533          7,279

NONINTEREST INCOME:
  Gain on sale of loans (Note 3)                              608          1,315            590
  Depositor service charges                                   397            338            271
  Income from investment management services                  810            682            471
  Gain (loss) on sale of investment securities (Note 2)       (19)             -            (25)
  Gain on sale of assets                                      252             18              7
  Servicing fees on loans sold                                329            322            321
  Other                                                       310            434            248
                                                       -----------------------------------------
           Total noninterest income                         2,687          3,109          1,883

NONINTEREST EXPENSES:
  Loss from investments in real estate
    partnerships (Note 4)                                   3,973            351          3,441
  Salaries and related benefits (Notes 9 and 11)            4,782          4,561          4,441
  Occupancy                                                 1,639          1,568          1,366
  FDIC insurance and regulatory assessments                   120             63            175
  Marketing                                                   450            428            381
  Professional services                                       461            749            521
  Directors' fees and expenses                                270            383            298
  Management fees for real estate projects (Note 11)          120            488            243
  Supplies, telephone and postage                             329            349            294
  Other                                                     1,262            962            945
                                                       -----------------------------------------
           Total noninterest expenses                      13,406          9,902         12,105
                                                       -----------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (2,107)         1,740         (2,943)
INCOME TAX EXPENSE (BENEFIT) (Note 8)                        (833)           732         (1,176)
                                                       -----------------------------------------
NET INCOME (LOSS)                                       $  (1,274)     $   1,008      $  (1,767)
                                                       -----------------------------------------
EARNINGS (LOSS) PER COMMON SHARE (Note 10)
Basic                                                   $   (0.68)     $    0.55      $   (0.98)
Diluted                                                 $   (0.68)     $    0.54      $   (0.98)
                                                       -----------------------------------------
SHARES ON WHICH EARNINGS (LOSS) PER COMMON SHARE
 WERE BASED (Note 10)
Basic                                                       1,860          1,818          1,805
Diluted                                                     1,860          1,872          1,805
                                                       -----------------------------------------

See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              COMMON STOCK
                                                        ------------------------                      NET
                                                        NUMBER OF                      RETAINED    UNREALIZED
                                                         SHARES          AMOUNT        EARNINGS    GAIN (LOSS)       TOTAL

BALANCE, JANUARY 1, 1995                                    1,711       $  7,950       $  7,017          (640)     $  14,327
                                                        ---------       --------      ---------    ----------      ---------
                                                        ---------       --------      ---------    ----------      ---------
  Issuance of common stock under stock
    option plan (Note 9)                                       22             19              -             -             19

  Issuance of 5% common stock dividend                          -              -              -             -             -

     including fractional shares                               85            866           (868)            -             (2)

  Tax benefit of stock option transactions                      -             33              -             -             33

  Cash dividends ($0.20 per share)                              -              -           (352)            -           (352)

  Net change in unrealized gain (loss) on
    available-for-sale securities (net of taxes
    of $496)                                                    -              -              -           684            684

  Net loss                                                      -              -         (1,767)            -         (1,767)
                                                        ---------       --------      ---------    ----------      ---------
BALANCE, DECEMBER 31, 1995                                  1,818          8,868          4,030            44         12,942
                                                        ---------       --------      ---------    ----------      ---------
                                                        ---------       --------      ---------    ----------      ---------
  Cash dividends ($0.24 per share)                              -              -           (437)            -           (437)

  Net change in unrealized gain (loss) on
    available-for-sale securities (net of taxes
    of $31)                                                     -              -              -           (43)           (43)

  Net income                                                    -              -          1,008             -          1,008
                                                        ---------       --------      ---------    ----------      ---------
                                                                -              -              -             -              -
BALANCE, DECEMBER 31, 1996                                  1,818          8,868          4,601             1         13,470
                                                        ---------       --------      ---------    ----------      ---------
                                                        ---------       --------      ---------    ----------      ---------
Issuance of common stock to
  employee stock ownership plan (Note 9)                       36            333              -             -            333

Issuance of common stock under
  stock option plan (Note 9)                                   17             75              -             -             75

Net change in unrealized gain (loss) on
  available-for-sale securities (net of
   taxes of $148)                                               -              -              -           203            203

Issuance of common stock in private placement
  captial offering, net of expenses (Note 10)                 750          5,927              -             -          5,927

Net loss                                                        -              -         (1,274)            -         (1,274)
                                                        ---------       --------      ---------    ----------      ---------
BALANCE, DECEMBER 31, 1997                                  2,621      $  15,203       $  3,327        $  204      $  18,734
                                                        ---------       --------      ---------    ----------      ---------
                                                        ---------       --------      ---------    ----------      ---------


See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)          1997           1996        1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  (1,274)      $  1,008     $ (1,767)
    Adjustments:
      Provision for credit losses                                  1,353              -          470
      Provision for losses on investments in real estate               -              -        2,798
      Provision for OREO losses                                      121              -          110
      Depreciation and amortization                                  653            632          606
      Deferred income taxes                                         (428)           831       (1,403)
      Decrease (increase) in interest receivable and
       other assets                                                1,209         (1,491)       1,530
      Increase in surrender value of life insurance                 (135)          (139)        (125)
      Distributions of income from real estate partnerships          232            103          158
      Equity in (income) loss of real estate partnerships            436           (151)         (32)
      Decrease in real estate held for sale                       10,783          7,170        3,472
      Increase (decrease) in other liabilities                       418           (790)      (1,490)
      Loss on sale of securities                                      19              -           25
      Gain on sale of loans held for sale                           (607)        (1,315)        (590)
      Proceeds from sale of loans held for sale                   18,537         13,904        7,522
      Additions to loans held for sale                           (16,454)       (11,313)      (8,919)
      Loss (gain) on sale of premises and equipment and OREO          11             (1)          (4)
                                                              -----------     ----------    ---------
           Net cash provided by operating activities              14,874          8,448        2,361

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                     (21,059)       (21,596)     (16,001)
  Proceeds from sales of available-for-sale securities             2,353          1,000        3,105
  Proceeds from maturities of available-for-sale securities       15,262         18,881       11,091
  Purchases of held-to-maturity securities                             -              -       (7,898)
  Proceeds from maturities of held-to-maturity securities              -              -        6,000
  Loan participations purchased                                        -         (1,750)        (750)
  Loan participations sold                                         2,039          4,842          810
  Net increase in loans                                          (31,918)        (7,802)      (1,565)
  Net (increase) decrease in interest bearing deposits
   in other banks                                                   (134)           (95)         199
  Cash received through acquisition of partnerships                    -            804          276
  Proceeds from sale of OREO                                         208            123           76
  Capital contributions to real estate partnerships                    -           (397)      (1,443)
  Capital distributions from real estate partnerships                700          1,012          687
  Payments towards the acquisition and development of
   investments in real estate                                          -              -       (3,383)
  Purchases of premises and equipment                               (136)          (435)        (207)
  Proceeds from sale of premises and equipment                        34              -        1,682
                                                              -----------     ----------    ---------
           Net cash used in investing activities                 (32,651)        (5,413)      (7,321)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                        (5,377)        14,265          849
  Net increase in other deposits                                  21,855          1,791        5,007
  Cash dividends paid                                                  -           (437)        (352)
  Payments for fractional shares related to stock dividends            -              -           (2)
  Payments on notes payable                                       (7,155)        (8,131)        (321)
  Proceeds from notes payable                                      2,179            385          368
  Proceeds from the issuance of common stock under
   employee stock option plan                                         75              -           19
  Proceeds from the issuance of common stock to
   employee stock ownership plan                                     333              -            -
  Net proceeds from the issuance of common stock                   5,927              -            -
                                                              -----------     ----------    ---------
           Net cash provided by financing activities              17,837          7,873        5,568

NET INCREASE IN CASH AND CASH EQUIVALENTS                             60         10,908          608

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      19,833          8,925        8,317
                                                              -----------     ----------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $  19,893       $ 19,833     $  8,925
                                                              -----------     ----------    ---------
                                                              -----------     ----------    ---------

See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries, hereinafter
   referred to as the ("Company").    Regency Bancorp is a California
   corporation organized to act as the holding company for Regency Bank ("Bank"), with headquarters and branches in Fresno, a branch in Madera and a loan production office in Modesto, and Regency Investment Advisors Inc.
   ("RIA") an SEC registered investment advisor.   The Bank has one wholly-
   owned subsidiary, Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in the Fresno/Clovis area. In 1995, upon formation of the holding company, the Company acquired all of the outstanding common stock of the Bank. Other than its investment in the Bank and RIA, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System ("Board of Governors"), the Company's principal regulator. All significant intercompany balances and transactions have been eliminated in consolidation.

   NATURE OF OPERATIONS - The Company operates three bank branches through its bank subsidiary in Fresno, California and one branch in Madera, California. The Bank is a California banking corporation which has served individuals, merchants, small and medium-sized businesses and professionals located in and adjacent to Fresno, California, since 1980. The Bank offers a full range of commercial banking services including the acceptance of demand, savings and time deposits, and the making of commercial, real estate (including real estate construction and residential mortgage), Small Business Administration ("SBA"), personal, home improvement, automobile and other installment and term loans. It also offers Visa credit cards, traveler's checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank's primary source of revenue is interest generated by providing loans to customers. Additionally, the Bank generates revenue from the sale and servicing of loans made under government guaranteed programs. A significant portion of the Bank's operating expenses have been generated by the divestiture of properties held by RSC. As discussed further in Note 4 to the consolidated financial statements, RSC is in the process of divesting all of its real estate investments.

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

   b. INVESTMENT SECURITIES - The Company's investment policy, as established by its investment committee, governs the type and quality of securities in which management may invest with the objective of achieving an optimum balance between credit quality, liquidity and income.

      The Company has classified its investment securities as available-for-sale. These securities are recorded at their fair value. Unrealized gains or losses are included in shareholders' equity, net of tax. Gain or loss on the sale of available-for-sale securities is based on the specific identification method.

   c. LOANS - Loans are stated at the outstanding unpaid principal balance reduced by any charge-offs or specific valuation allowances. Interest on loans is accrued daily based on outstanding loan balances. The recognition of interest income on a loan is discontinued, and previously accrued interest is reversed, when the payment of interest or principal is ninety days past due, unless the outstanding loan is adequately secured and is in the process of collection. The loan is accounted for thereafter on the cash or cost recovery method until qualifying for return to accrual status.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent. Impaired loans are accounted for as loans until foreclosure.

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

      The Company originates loans to customers under a Small Business Administration program that generally provides for SBA guarantees of 75% to 90% of each loan. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Historically, the Company has sold the guaranteed portion of each loan to a third-party and has retained the unguaranteed portion in its own portfolio. The Company allocates basis of the loans sold and the retained portions based upon their relative fair market value. The Company may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1997 and 1996, the Company had received premiums of $104,000 and $169,000, respectively, subject to such recourse.

      The Company retains a servicing spread on the sale of SBA guaranteed loans that creates loan servicing income. Under Statement of Financial Accounting Standards ("SFAS") No. 125, which was implemented by the Company as of January 1, 1997, the servicing spread is recognized as a servicing asset to the extent the contractual servicing fee in the loan sale agreement exceeds adequate compensation for the servicing.
      Servicing spread in excess of the contractual fee, formerly known as excess servicing is recognized as an interest only strip. The Company measures the servicing assets and interest only strip by discounting the respective cash flow for the estimated expected life of the loan. The Company uses prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Both the servicing asset and the interest only strip represent the discounted present values of cash flows that are recorded as loan servicing income. These assets are amortized as an offset to loan servicing income over the estimated expected life of the loans, as well as the capitalized excess servicing in prior years.

      SFAS No. 125 requires periodic measurements of the fair value for servicing assets and interest only strips as well as loan prepayment experience. The statement further requires that these assets be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies the servicing portfolio by date of origination. Fair value is measured by discounting the respective cash flows for the servicing assets and interest only strips over this remaining period.

      At December 31, 1997, there was no material difference between the Company's amortized carrying value for servicing assets and the fair value.

      The Company measures the fair value of its interest only ("IO") strips following the same stratification and discounted cash flow methods used for servicing assets. The IO strip is treated as a financial asset in substance, similar to an available-for-sale security under SFAS No. 115. Differences between the fair value of the strip and its amortized carrying value are recorded as unrealized gains or losses, and recorded net of the related tax effect as a separate component of shareholders' equity. At December 31, 1997, there was no material difference between the carrying value and the fair value of the IO strip.

   d. ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses represents management's recognition of the risks assumed when extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential credit losses based on management's assessment of various factors affecting the loan portfolio, which include a review of problem loans, business conditions and an overall evaluation of the quality of the portfolio. The allowance is increased by provisions for credit losses charged to operations and reduced by charges to the allowance net of recoveries. Management considers the allowance for credit losses adequate to cover any losses that may be inherent in the loan portfolio.

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


          Buildings                                  30 years
          Leasehold improvements                     Life of the lease
          Furniture and equipment                    3 - 10 years


   f. LONG LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other
      intangible assets.   Based on such an evaluation, the Company
      determined that there is no impairment loss to be recognized in 1997 or 1996.

   g. OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expenses.

   h. INVESTMENTS IN REAL ESTATE - Investments in real estate represent RSC's equity interests in real estate development partnerships and certain other real estate holdings held for sale or development (see Note 4).
      All investments in real estate are valued at net realizable value. Revenue recognition on the disposition of real estate, including other real estate owned, is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met. Interest and other carrying charges related to property held for development are capitalized during the construction period. The Company capitalizes interest on qualifying expenditures at its average cost of funds. Capitalization of interest ceases when the qualifying asset is substantially complete and ready for sale or when activities related to development cease. For 1997, 1996 and 1995, the Company capitalized interest of $0, $0 and $55,000, respectively.

   i. INCOME TAXES - The Company files a consolidated federal income tax return and a combined California tax return. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

   j. NET INCOME (LOSS) PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share",
      ("EPS").   SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, entities with complex capital structures are required to provide disclosure of diluted EPS. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per common share is equal to basic loss per common share at December 31, 1997 and 1995 because the effect of potentially dilutive securities under the stock option plans were antidilutive.

   k. STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees".

   l. NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130 , "Reporting of Comprehensive Income", which requires than an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

   m. RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform to current year classifications.

2. INVESTMENT SECURITIES

    Investment securities are comprised of the following (In thousands):

                                                             DECEMBER 31, 1997
                                           ------------------------------------------------------
                                                            GROSS         GROSS
                                           AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                              COST          GAINS         LOSSES          VALUE
     AVAILABLE-FOR-SALE:
      U.S. Treasuries                        $ 2,007           $  5         $   -         $ 2,012
      U.S. Government agencies                17,431             91           (33)         17,489
      Mortgage-backed securities              11,541            142           (36)         11,647
      State and political subdivisions         5,441            183             -           5,624
      Equity securities                          214              -             -             214
                                           ---------        -------        ------         -------
                                             $36,634           $421         $ (69)        $36,986
                                           ---------        -------        ------         -------
                                           ---------        -------        ------         -------
                                                             DECEMBER 31, 1997
                                           ------------------------------------------------------
                                                            GROSS         GROSS
                                           AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                              COST          GAINS         LOSSES          VALUE
     AVAILABLE-FOR-SALE:
      U.S. Treasuries                      $  2,020           $  10         $   -        $  2,030
      U.S. Government agencies               21,408              37           (62)         21,383
      Mortgage-backed securities              7,972              54           (78)          7,948
      State and political subdivisions        1,517              42              -          1,559
      Equity securities                         350               -              -            350
                                           ---------        -------        ------         -------
                                          $  33,267           $ 143         $(140)      $  33,270
                                           ---------        -------        ------         -------
                                           ---------        -------        ------         -------


   There were no investment securities classified as held-to-maturity at December 31, 1997 or December 31, 1996.

Gross realized gains and losses on sales of available-for-sale securities in 1997, 1996 and 1995 are as follows (In thousands):

                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                                    1997    1996     1995
Gross realized gains                                $ 21    $  -     $  3
Gross realized losses                                (40)      -      (28)
                                                    ----    ----     ----
                                                               -
  Net gain (loss)                                   $(19)   $  -     $(25)
                                                    ----    ----     ----
                                                    ----    ----     ----


Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities available for sale at December 31, 1997, by contractual maturity, are shown below. (In thousands):


                                                        DECEMBER 31, 1997
                                                      ----------------------
                                                       AMORTIZED      FAIR
                                                         COST         VALUE
AVAILABLE-FOR-SALE:
  Due in one year or less                              $ 2,421      $ 2,426
  Due after one year through five years                 12,162       12,219
  Due after five years through ten years                 8,658        8,752
  Due after ten years                                   13,393       13,589
                                                       -------      -------
                                                       $36,634      $36,986
                                                       -------      -------
                                                       -------      -------


At December 31, 1997 and 1996, investment securities with carrying values of approximately $4,007,000 and $3,020,000 (market value of $4,011,000 and $3,027,000, respectively), were pledged as collateral to secure public funds and for other purposes as required by law or contract.

3. LOANS

   Loans are comprised of the following (In thousands):

                                                    DECEMBER 31
                                     ----------------------------------------
                                             1997                  1996
                                                 PERCENT               PERCENT
                                                 OF TOTAL              OF TOTAL
                                       AMOUNT     LOANS      AMOUNT     LOANS
Commercial                           $ 75,487       58%     $ 55,149      54%
Real estate:
  Mortgage                             14,900       12%       13,260      13%
  Construction                         30,128       23%       23,640      24%
Consumer and other                      9,120        7%        8,778       9%
                                     --------               --------     ----
    Total loans                       129,635      100%      100,827     100%
                                     --------      ----     --------     ----
Less:
  Unearned discount                       623                    526
  Deferred loan fees                      363                    392
  Allowance for credit losses           2,219                  1,615
                                     --------               ---------
    Loans, net                        126,430                 98,294
Loans held-for-sale                         -                  1,476
                                     --------               ---------
    Total loans, net                 $126,430               $ 99,770
                                     --------               ---------
                                     --------               ---------


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

At December 31, 1997 and 1996, the following information related to nonperforming assets. (In thousands, except percentages)

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997          1996
 Nonperforming Assets:
 Nonaccrual RSC loans                                    $  1,138      $  3,250
 Nonaccrual Bank loans                                        598            51
                                                         ----------------------
 Nonperforming loans                                        1,736         3,301
 Other real estate owned                                      503           437
                                                         ----------------------
 Total nonperforming assets                              $  2,239      $  3,738
                                                         ----------------------
                                                         ----------------------

 Total loans before allowance for losses                 $129,635      $102,303
 Total assets                                             198,241       181,058
 Allowance for possible credit losses                      (2,219)       (1,615)
                                                         ----------------------
 Ratios:
 Nonperforming loans to total loans                         1.34%         3.23%
 Nonperforming loans to total loans
  (excluding RSC loans)                                      .46%          .05%
 Nonperforming assets to:
  Total loans                                               1.73%         3.65%
  Total loans and OREO                                      1.73%         3.64%
  Total assets                                              1.13%         2.06%
 Allowance for possible credit losses to total
  nonperforming assets                                     99.11%        43.20%
                                                         ----------------------

The gross interest income that would have been recorded for loans placed on nonaccrual status was $254,000, $276,000 and $82,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Other real estate owned was $503,000 at December 31, 1997 compared to $437,000 at December 31, 1996.
There were no troubled debt restructured loans as defined in Statement of Financial Accounting Standards No. 15 at December 31, 1997.

The Company is not aware of any potential problem loans, which were accruing interest at December 31, 1997, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

The Company does not believe there to be any concentration of loans in excess of 10% of total loans which are not disclosed above which would cause them to be significantly impacted by economic or other conditions.

At December 31, 1997 and 1996, the following information related to impaired loans under SFAS 114 was included in the total loan balance (In thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1997         1996
Total impaired loans                                     $1,410        $242

Impaired loans without specified SFAS 114
  allowance for credit losses                               598         129
                                                         ------        ----
Impaired loans with specific SFAS 114
  allowance for credit losses                            $  812        $113
                                                         ------        ----
                                                         ------        ----
Specific allowance for credit losses on impaired loans   $  194        $ 89
                                                         ------        ----
                                                         ------        ----

Average impaired loans were $689,000 and $188,000 for December 31, 1997 and 1996, respectively. The Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 1997 and 1996, the Company did not recognize any income on such loans.

An analysis of the changes in the allowance for credit losses is as follows (In thousands):

                                                              YEAR ENDED DECEMBER 31
                                                         -------------------------------
                                                           1997         1996       1995
  Balance, beginning of the year                          $1,615       $1,784     $1,541
  Provision charged to operations                          1,353            -        470
  Losses charged to the allowance                           (895)        (258)      (265)
  Recoveries of amounts charged off                          146           89         38
                                                          ------       ------     ------
  Balance, end of the year                                $2,219       $1,615     $1,784
                                                          ------       ------     ------
                                                          ------       ------     ------

Included in commercial loans are SBA loans with unguaranteed balances of $18,567,000 and $13,084,042 at December 31, 1997 and 1996, respectively.
The activity in the asset accounts related to the servicing spread retained on SBA guaranteed loan sales for the three years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                                     1997             1996          1995
                                                          -------------------------------------------------
                                                           SERVICING
                                                            ASSETS      IO STRIPS
     Balance, beginning of the year                        $ 595          $  -        $290          $122
     SFAS 125 reclassification                              (143)          143           -             -
     Servicing assets and IO strips recognized
       on SBA loans sold                                      61            13         396           195
     Amortization                                           (126)          (19)        (91)          (27)
                                                           ------         ----        ----          ----
     Balance, end of the year                              $ 387          $137        $595          $290
                                                           ------         ----        ----          ----
                                                           ------         ----        ----          ----

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

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1997         1996
Financial instruments whose contractual
  amount may represent additional risk
  if funded (In thousands):
    Commitments to extend credit                         $44,139       $57,927
    Standby letters of credit                            $   795       $ 1,267





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

4. REAL ESTATE ACTIVITIES

Regency Service Corporation is involved in residential real estate development in the Fresno/Clovis area through both limited partnership investments and direct investments in real estate projects. These real estate activities consist of residential subdivisions being developed into lots and homes. Limited partnership investments are accounted for under the equity method. Gains on sales of limited partnership properties are recognized on the accrual method and are allocated between the partners based on the provisions of the partnership agreements.

In 1996, RSC dissolved six limited partnerships and acquired their assets and liabilities. Accordingly, the accompanying consolidated financial statements include the total assets and liabilities of these six dissolved partnerships from the date of acquisition. The condensed financial information of the acquired entities as of the acquisition dates were as follows (In thousands):

Assets:
  Cash                                                  $   804
  Notes receivable                                        2,205
  Land and real estate under construction                15,898
  Other residential property                                  -
  Other assets                                              227
                                                        -------
           Total assets                                  19,134

Liabilities:
  Notes payable                                           8,614
  Accrued interest and other liabilities                    714
                                                        -------
          Total liabilities                               9,328
                                                        -------
Equity                                                  $ 9,806
                                                        -------
                                                        -------

At December 31, 1996, the Company's consolidated financial statements included $4,976,000 in notes payable from debt incurred as a result of the acquisition of former limited partnerships. In 1997 the notes payable were paid in full.

Included in the investments in real estate balances are acquisition, development and construction loans held by the Bank totaling $271,000 and $209,000 at December 31, 1997 and 1996, respectively. The remaining investments in real estate balances of $4,067,000 and $16,280,000 represent RSC's investments in real estate at December 31, 1997 and 1996.

Condensed financial information relative to RSC included in the Company's consolidated financial statements at December 31, 1997 and 1996, respectively, is as follows (In thousands):


                                                              DECEMBER 31
                                                         ---------------------
                                                            1997        1996
                                                         --------    ---------
Financial position:
  Investments in real estate:
    Real estate held for sale                             $ 4,420     $15,520
    Equity in partnerships                                    702       2,070
                                                          -------     -------
           Investment in real estate before allowance       5,122      17,590
    Allowance for real estate losses                       (1,055)     (1,310)
                                                          -------     -------
           Investment in real estate                        4,067      16,280

Loans to real estate partnerships and projects              1,768       3,988
    Allowance for loan losses                                (364)       (110)
                                                          -------     -------
           Net loans                                        1,404       3,878

Other assets                                                2,524       1,733

Liabilities                                                  (144)     (6,219)
                                                          -------     -------

Bank's investment in RSC                                  $ 7,851     $15,672
                                                          -------     -------
                                                          -------     -------

                                                              YEAR ENDED DECEMBER 31
                                                        -----------------------------------
                                                         1997          1996           1995
                                                        ------        ------         ------
Summary of loss:
  Income (loss) from partnerships accounted for on
    the equity method (before amortization of
    capitalized interest and eliminating entries of
    $0 in 1997, $0 in 1996 and $368 in 1995              $  (436)     $   151       $    32
  Loss from direct investments in real estate             (3,565)        (583)         (348)
  Provision for real estate losses                             -            -        (2,798)
  Provision for loan losses                                 (855)           -          (110)
                                                         -------      -------       -------
             Net loss from real estate projects           (4,856)        (432)       (3,224)

  Other income                                               102          249            85
  Other expenses                                            (966)      (1,316)         (875)
                                                         -------      -------       -------

           Total loss from RSC (excluding
             income tax benefits)                        $(5,720)     $(1,499)      $(4,014)
                                                         -------      -------       -------
                                                         -------      -------       -------

During 1997, the Company accelerated the disposition of RSC's real estate holdings. Based upon the Company's decision to pursue the bulk sale of several projects, as well as discounting other holdings to reflect RSC's current anticipated sales proceeds, several properties were written down to their estimated net realizable value. The amount of the writedown in 1997 was $2,342,000.

Condensed unaudited financial information relative to investments in real estate limited partnerships accounted for under the equity method, before eliminations, are as follows (In thousands):



                                                              DECEMBER 31
                                                         --------------------
                                                            1997        1996
                                                         --------     -------
Assets:
  Real estate                                             $2,755       $6,883
  Other assets                                               657        1,412
                                                          ------       ------
           Total                                          $3,412       $8,295
                                                          ------       ------
                                                          ------       ------
Liabilities and Equity:
  Liabilities (primarily third-party debt)                $1,895       $4,967
  RSC's equity (before write down of $213 in 1997)           915        2,070
  Others' equity                                             602        1,258
                                                          ------       ------
           Total                                          $3,412       $8,295
                                                          ------       ------
                                                          ------       ------

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1997           1996           1995
                                                    --------      ---------      ---------
Summary of partnerships' income (loss):
  Sales of real estate                               $ 9,493       $ 11,930       $ 28,896
  Cost of sales and expenses                          (9,930)       (11,635)       (29,128)
                                                     -------       --------       --------

           Net income (loss)                         $  (437)      $    295       $   (232)
                                                     -------       --------       --------
                                                     -------       --------       --------

RSC's share of net income (loss) in limited
  partnerships                                       $  (223)      $    151       $     32
Write down of RSC's investment  in limited
  partnerships                                          (213)             -              -
                                                     -------       --------       --------

           Total                                     $  (436)      $    151       $     32

Increases (decreases) to RSC's share of
  net income:
    Amortization of capitalized interest                   -              -           (368)
    Loss from direct investments in real estate       (3,565)          (583)          (348)
    Provision to reduce partnerships' carrying
      value of land and real estate under
      development                                          -              -         (2,798)
    Other                                                 28             81             41
                                                     -------       --------       --------

          Total                                       (3,537)          (502)        (3,473)
                                                     -------       --------       --------

Loss from investments in real estate                 $(3,973)      $   (351)      $ (3,441)
                                                     -------       --------       --------
                                                     -------       --------       --------


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

In December 1996, the FDIC, responding to the Bank's request, granted the Bank and RSC a two year extension, until December 31, 1998, to continue its divestiture activities. Management believes they will be in full compliance with the FDIC mandated divestiture by December 1998.

5. PREMISES AND EQUIPMENT

   Bank premises and equipment consists of the following (In thousands):

                                                                DECEMBER 31
                                                            --------------------
                                                              1997         1996
                                                            -------      --------
   Land                                                     $     -      $     -
   Buildings                                                    250          245
   Leasehold improvements                                     1,253        1,253
   Furniture and equipment                                    3,465        3,421
                                                            -------      -------
                                                              4,968        4,919
   Accumulated depreciation and amortization                 (3,217)      (2,658)
                                                            -------      -------
           Total premises and equipment                     $ 1,751      $ 2,261
                                                            -------      -------
                                                            -------      -------


6. DEPOSITS

   Deposits are comprised of the following (In thousands):

                                                               DECEMBER 31
                                                         ---------------------
                                                            1997         1996
                                                         ---------    ---------
   Noninterest bearing deposits                           $ 46,744     $ 36,613
   Interest bearing deposits:
     NOW and money market accounts                          48,616       47,851
     Savings accounts                                       36,498       25,540
     Time deposits:
       Under $100,000                                       15,778       19,032
       $100,000 and over                                    28,643       30,766
                                                          --------     --------
              Total interest bearing deposits              129,535      123,189
                                                          --------     --------
              Total deposits                              $176,279     $159,802
                                                          --------     --------
                                                          --------     --------



   At December 31, 1997, time deposits of $100,000 or more include approximately $17,846,000 maturing in 3 months or less, $8,957,000 maturing in 3 to 12 months and $1,840,000 maturing after 12 months.

   At December 31, 1997, the scheduled maturities of all certificates of deposits and other time deposits are as follows (In thousands):

                                    DECEMBER 31, 1997
                            ------------------------------------
                            1998                        $40,568
                            1999                          2,369
                            2000                            582
                            2001                            806
                            2002 and thereafter              96
                                                        -------
                                                        $44,421
                                                        -------
                                                        -------

                                          67

7. SHORT-TERM BORROWINGS, LEASE COMMITMENTS, AND CONTINGENCIES

   At December 31, 1997 and 1996, the Company had no federal funds purchased or securities sold under repurchase agreements outstanding.

   At December 31, 1997, the Company had unsecured federal funds lines of credit available providing for short-term borrowings up to an aggregate of $5,000,000. Borrowings under federal funds lines are generally on an overnight basis with interest rates determined by market conditions. Interest rates ranged between 5.125% and 5.625% at December 31, 1997. The agreements are subject to annual renewal. Information concerning federal funds lines is summarized as follows (In thousands):

                                                                     DECEMBER 31
                                                              ------------------------
                                                                  1997         1996

       Average balance during the year                         $       -    $      869
       Average interest rate during the year                           -         5.69%
       Maximum month-end balance during the year               $       -    $    3,500


   In addition to its federal funds lines, the Company uses unpledged securities in its investment portfolio as a source of short-term liquidity by selling securities under repurchase agreements. Securities sold under repurchase agreements generally mature within one to seven days from the transaction date. Securities sold under repurchase agreements are delivered to broker dealers who arrange the transactions. The broker dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations and agree to resell to the Company substantially identical securities at the maturities of the agreements. There were no such outstanding agreements at December 31, 1997 and 1996. Information concerning securities sold under agreements to repurchase is summarized as follows (In thousands):


                                                                     DECEMBER 31
                                                              -------------------------
                                                                  1997          1996

       Average balance during the year                         $       -    $      617
       Average interest rate during the year                           -         5.79%
       Maximum month-end balance during the year               $       -    $    4,954

   The Company leases land and a building under a lease agreement having an initial term of approximately 30 years. The lease is accounted for as an operating lease for the land and a capital lease for the building.

   During 1995, the Company entered into a sale-leaseback of its corporate headquarters. The leaseback is accounted for as an operating lease with a term of 15 years. Additionally, the Bank has lease commitments related to certain other properties which are accounted for as operating leases. Rent expense under all operating lease agreements was $528,000, $540,000 and $273,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   At December 31, 1997, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following (In thousands):

                                                        CAPITAL    OPERATING
                                                         LEASES       LEASES
                                                     ------------------------
       1998                                           $      48     $    516
       1999                                                  48          506
       2000                                                  76          477
       2001                                                  76          457
       2002                                                  76          456
       Thereafter                                         2,526        4,476
                                                      ---------    ---------
       Total minimum lease payments                       2,850     $  6,888
       Amount representing interest                      (2,341)   ---------
                                                      ---------    ---------

       Net present value of minimum lease payments    $    509
                                                      ---------
                                                      ---------

   The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.

8. INCOME TAXES

   Income tax expense (benefit) is summarized as follows (In thousands):

                                          1997           1996         1995

       Current:
        Federal                       $  (358)         $ (149)     $   135
        State                             (47)             54           92
                                      -------         -------     --------
           Total current              $  (405)            (95)         227

       Deferred:
        Federal                          (280)            688       (1,634)
        State                            (148)            139          231
                                      -------         -------     --------
           Total deferred                (428)            827       (1,403)
                                      -------         -------     --------
                                      $  (833)         $  732      $(1,176)
                                      -------         -------     --------
                                      -------         -------     --------

   A reconciliation of the statutory federal income tax rate with the effective tax rate is as follows:

                                                  PERCENT OF PRE-TAX INCOME
                                                    YEAR ENDED DECEMBER 31
                                              1997            1996          1995
                                            --------------------------------------
       Statutory rate                        (35.0)%         35.0 %        (35.0)%
       State taxes, net of federal benefit    (6.1)%          7.3 %         (6.8)%
       Other, net                              1.6 %         (0.3)%          1.9 %
                                            -------         ------         ------
       Effective rate                        (39.5)%         42.0 %        (39.9)%
                                            -------         ------         ------
                                            -------         ------         ------

   Income tax expense (benefit) related to unrealized investment security gains and losses were $(8,000), $0 and $(10,000) for the years ended December 31, 1997, 1996 and 1995, respectively and were based on the effective tax rates for those years.

   The Company's net deferred tax asset (included in other assets) is comprised of the following (In thousands):

                                                         DECEMBER 31
                                                  -----------------------
                                                     1997           1996

          Deferred tax assets:
           Bad debt reserves                        $   871      $   519
           Lease financing                              150          132
           Deferred compensation                        340          313
           Nonaccrual loan interest                     259          143
           Gain on sale-leaseback                         -           21
           Allowance for real estate losses             802          606
           Other                                        231           83
                                                   --------     --------
               Total deferred tax assets              2,653        1,817
                                                   --------     --------

          Deferred tax liabilities:
           State taxes                                 (205)        (141)
           Depreciation                                 (32)         (92)
           Unrealized investment gains                 (148)          (1)
           Other                                       (610)        (206)
                                                   --------     --------

               Total deferred tax liabilities          (995)        (440)
                                                   --------     --------
               Net deferred tax asset               $ 1,658      $ 1,377
                                                   --------     --------
                                                   --------     --------

    The Company's net deferred tax asset is expected to be fully recognized. Accordingly, for the years ended December 31, 1997 and 1996 no valuation allowance related to the net deferred tax asset was considered necessary.

9. EMPLOYEE BENEFIT PLANS

   STOCK OPTION PLAN - The Company has reserved 545,448 shares of its common stock for issuance under its amended 1990 stock option plan. Options granted under the plan may either be immediately exercisable for the full number of shares granted thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the Compensation Committee of the Board of Directors but, in no event less than 20% of the shares subject to the option per year during the five years from the date of grant. All options are granted at prices not less than 100% of the fair value of the stock at the date of grant.

   A summary of stock option activity follows:

                                                                                WEIGHTED
                                                                NUMBER           AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                            -----------   ---------------
       OUTSTANDING, JANUARY 1, 1995                             164,872             $4.91
                                                            -----------
         Options exercised                                       (3,500)            $5.33
         Effect of 5% stock dividend                              8,066             $4.67
         Options exercised                                      (47,724)            $5.58
                                                            -----------
       OUTSTANDING, DECEMBER 31, 1995
         (121,714 exercisable at a weighted average
          price of $4.31)                                       121,714             $4.31
                                                            -----------
         Options granted (weighted average fair value
          of $9.23)                                             167,000             $9.23
                                                            -----------
       OUTSTANDING, DECEMBER 31, 1996                           288,714             $7.15
                                                            -----------
       (150,964 exercisable at a weighted average
       price of $5.21)

       Options exercised                                        (17,387)            $4.31

       Options expired                                          (12,500)            $9.49
                                                            -----------
       OUTSTANDING, DECEMBER 31, 1997                           258,827             $7.23
                                                            -----------
       (173,577 exercisable at a weighted average
       price of $6.20)

    At December 31, 1997 and 1996, 190,994 and 178,494 shares were available for grant, respectively.

   Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
     ----------------------------------------------------------------  ----------------------------
                                        WEIGHTED AVG.
                                          REMAINING
        RANGE OF            NUMBER       CONTRACTUAL    WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
      EXERCISE PRICES    OUTSTANDING    LIFE & (YRS.)  EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE

          $4.31             104,327        2.40 yrs.       $4.31         104,327          $4.31
          $8.94              94,500        8.96 yrs.       $8.94          57,250          $8.94
          $9.63              60,000        8.34 yrs.       $9.63          12,000          $9.63
     ----------------------------------------------------------------  ----------------------------
      $ 4.31 - $9.63        258,827        6.17 yrs        $7.23         173,577          $6.20

   EMPLOYEE STOCK OWNERSHIP PLAN - The Company has an employee stock ownership plan covering substantially all full-time employees meeting certain requirements. Contributions to the plan are discretionary as determined by the Board of Directors. The employee stock ownership plan expense was $200,000, $173,500 and $156,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The plan owned 161,239 and 138,466 shares of the Company's common stock at December 31, 1997 and 1996, respectively.

   ADDITIONAL STOCK PLAN INFORMATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and its related interpretations and no compensation expense has been recognized in the financial statements for employee stock arrangements.

   SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, although such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. Such models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using a binomial option pricing model with the following weighted average assumptions: expected life, 36 to 120 months: stock volatility, 20%; risk free interest rates, 6.10% to 6.50%; and quarterly dividends of 2.5% of earnings during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. There were no stock options granted in 1995 or 1997. If the computed fair values of the 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $(1,330,000), ($(0.71) basic and diluted earnings per share) in 1997 and pro forma net income would have been $959,000 ($0.53 basic earnings per share; $0.51 diluted earnings per share) in 1996. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   OTHER PLANS - The Company has also established the Regency Bancorp Cash or Deferred Retirement Plan which qualifies under the Internal Revenue Code
   Section 401(k). Employee contributions to the Plan may be matched by the Company at the discretion of the Board of Directors. Employee contributions to the Plan are immediately vested while any matching contributions made by the Bank vest at different percentages based on years of service. For the years ended December 31, 1997, 1996 and 1995, the Company contributed approximately $47,000, $27,100 and $38,000, respectively, to the Plan.

   The Company has a nonqualified Deferred Compensation Plan providing directors with the opportunity to participate in an unfunded, deferred compensation program. Under the plan, directors may elect to defer some or all of their current compensation. At December 31, 1997 and 1996, the total net deferrals included in other liabilities was approximately $515,000 and $518,000, respectively. In addition, in 1994, the Company established a salary continuation plan for three of the Bank's key executives which provides that upon retirement the Bank will continue to provide compensation to these executives for a period of 15 years. Future compensation under the Plan is earned by the executives for services rendered through retirement and vests at a rate of 10% per year. The Company accrues for the compensation based on anticipated years of service and the vesting schedule provided in the Plan. At December 31, 1997 and 1996, $242,000 and $172,000, respectively, has been accrued. In connection with the implementation of the Deferred Compensation and Salary Continuation Plans, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies. The cash surrender value of the policies was $3,038,000 and $2,903,000 at December 31, 1997 and 1996. The current annual tax-free interest rates on these policies range from 3.34% to 6.03%. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company's general creditors.

10. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

    The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation (In thousands, except per share data):

                                                           1997            1996         1995
                                                       -------------------------------------

    BASIC EPS COMPUTATION
      Net income (loss)                                $  (1,274)      $  1,008     $ (1,767)
      Average common shares outstanding                    1,860          1,818        1,805
                                                       -------------------------------------
    Basic EPS                                          $   (0.68)      $   0.55     $  (0.98)
                                                       -------------------------------------
                                                       -------------------------------------
    DILUTED EPS COMPUTATION
      Net income (loss)                                $  (1,274)      $  1,008     $ (1,767)
      Average common shares outstanding                    1,860          1,818        1,805
      Stock options (Anti dilutive in 1997 and 1995)                         54
                                                       -------------------------------------
                                                           1,860          1,872        1,805
                                                       -------------------------------------
    Diluted EPS                                        $   (0.68)      $   0.54     $  (0.98)
                                                       -------------------------------------
                                                       -------------------------------------

   On December 31, 1997, the Company completed a private placement offering of 750,000 new shares of its common stock. The net proceeds of $5,927,000 were used to contribute capital to the Bank. Warrants to purchase 26,211 shares of common stock at $9.90 and 150,000 shares of common stock at $10.00 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common shares. The warrants expire on January 1, 2003. Options to purchase 60,000, 167,000, and 0 shares of common stock at various prices per share were outstanding at December 31, 1997, 1996 and 1995, respectively but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the years then ended.

11. RELATED PARTY TRANSACTIONS

    Certain officers and directors of the Company and affiliates are customers of and have had other transactions with the Bank in the ordinary course of business. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Changes in loans outstanding to directors, officers and affiliates were as follows (In thousands):


                                                         YEAR ENDED    YEAR ENDED
                                                         DECEMBER 31   DECEMBER 31
                                                            1997          1996

Balance, beginning of year                                $  998       $ 1,042
New loans                                                     87           367
Payments                                                    (576)         (411)
                                                          ---------    -----------
Balance, end of year                                      $  509       $   998
                                                          ---------    -----------
                                                          ---------    -----------

    Gary L. McDonald, a former director of the Company, owns Gary L. McDonald Real Estate and Development Inc., ("GLMRED"). During 1996, GLMRED was retained by RSC to manage the real estate projects in which RSC has an investment. Prior to 1996, Mr. McDonald through Peachwood Park ("Peachwood"), a California Limited Partnership in which McDonald Construction Inc. is the sole general partner, was retained by RSC to manage the real estate projects in which RSC had made an investment. In 1997, 1996 and 1995, the Company paid approximately $120,000, $488,000 and $243,000 to GLMRED and Peachwood respectively for these services. In April 1997, the Company issued a press release which stated that Gary McDonald, a founding member of the board of Regency Bank and its parent holding company, Regency Bancorp, announced his decision to not stand for re-election and leave the board of both companies effective May 13, 1997. Subsequent to year end 1997, RSC completed the sale of 33 residential lots to GLMRED for an amount that approximated the adjusted book value of approximately $1.2 million under terms and conditions substantially the same as those of previous comparable RSC transactions, including the partial financing of the sale through a loan from RSC that is subordinate to GLMRED's primary financing on the property.

    The Company's Vice Chairman, David N. Price, administers the Company's 401(k) and ESOP plans. In 1997, 1996 and 1995, the Company paid approximately $19,000, $18,000 and $15,400, respectively, for these services.

12. FINANCIAL INSTRUMENTS FAIR VALUE DISCLOSURE

    The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practical to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company's intent to enter into such exchanges.

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


                                                            DECEMBER 31, 1997              DECEMBER 31, 1996
                                                      ----------------------------   --------------------------
                                                        CARRYING       ESTIMATED      CARRYING      ESTIMATED
                                                        AMOUNT         FAIR VALUE     AMOUNT        FAIR VALUE
                                                            (IN THOUSANDS)               (IN THOUSANDS)
Assets:
  Cash and cash equivalents                             $  19,893      $  19,893      $  19,833     $  19,833
  Investment securities                                    36,986         36,986         33,270        33,270
  Loans, net                                              126,430        127,730         99,770       101,744
  Servicing asset                                             507            507            595           595
  Interest only strip                                         417            426              -             -

Liabilities:
  Deposits                                                176,279        176,190        159,802       159,578
  Notes payable and capital lease
    obligation                                                509            509          5,452         5,326

Commitments to extend credit                                    -              -              -             -



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

    SERVICING ASSET AND INTEREST ONLY STRIP - The servicing asset and interest only strip related to the sale of SBA loans are valued at the estimated current rate paid by the market for SBA servicing assets and interest only strips at December 31, 1997.

    DEPOSITS - Fair values for transactions and savings accounts are equal to the respective amounts payable on demand at December 31, 1997 and 1996 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using discounted cash flows over their remaining maturities, using a build-up approach as discussed above with no component assigned for credit quality.

    NOTES - Fair values of notes payable were estimated using discounted cash flows over their remaining maturities using a build-up approach consisting of the risk free rate and operating expense components.

    COMMITMENTS TO EXTEND CREDIT - Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties' credit standing. Fair values of standby letters of credit are based on fees currently charged for similar agreements. There was no material difference between the carrying amount and the estimated value of commitments to extend credit at December 31, 1997 and 1996.

13. REGULATORY MATTERS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 1997 and 1996, the Company and Bank meet all capital adequacy requirements to which they are subject and management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

    As of December 31, 1997 and 1996 respectively, the Bank's capital ratios are considered "Well Capitalized" and "Adequately Capitalized" under the
    regulatory framework for prompt corrective action.   The Company and Bank's
    actual capital amounts (in thousands) and ratios are also presented in the following table:


                                                                                                                  TO BE WELL
                                                                                       FOR CAPITAL            CAPITALIZED UNDER
                                                                                        ADEQUACY              PROMPT CORRECTIVE
                                                            ACTUAL                      PURPOSES:             ACTION PROVISIONS:
                                                     -----------------------------------------------------------------------------
                                                      AMOUNT          RATIO      AMOUNT        RATIO      AMOUNT        RATIO
                                                     -----------------------------------------------------------------------------
   AS OF DECEMBER 31, 1997
   Total Capital (to Risk Weighted Assets:)
     Company                                          $  18,779       13.87%     >=$10,828     >=8.00%           N/A
     Regency Bank                                     $  16,003       11.79%     >=$10,860     >=8.00%    >=$ 13,576   >=10.00%

   Tier 1 Capital (to Risk Weighted Assets):
     Company                                          $  17,081       12.62%     >=$ 5,414     >=4.00%           N/A
     Regency Bank                                     $  14,300       10.53%     >=$ 5,430     >=4.00%    >=$  8,145   >= 6.00%

   Tier 1 Capital (to Average Assets):
     Company                                          $  17,081        8.89%     >=$ 7,686     >=4.00%           N/A
     Regency Bank                                     $  14,300        7.46%     >=$ 7,663     >=4.00%    >=$  9,579   >= 5.00%



                                                                                                              TO BE ADEQUATELY
                                                                                       FOR CAPITAL            CAPITALIZED UNDER
                                                                                        ADEQUACY              PROMPT CORRECTIVE
                                                            ACTUAL                      PURPOSES:             ACTION PROVISIONS:
                                                     -----------------------------------------------------------------------------
                                                      AMOUNT          RATIO      AMOUNT        RATIO      AMOUNT        RATIO
                                                     -----------------------------------------------------------------------------
   AS OF DECEMBER 31, 1996
   Total Capital (to Risk Weighted Assets:)
     Company                                          $14,306         10.21%     >=$11,207     >=8.00%           N/A
     Regency Bank                                     $13,944          9.97%     >=$11,193     >=8.00%    >=$11,193     >=8.00%

   Tier 1 Capital (to Risk Weighted Assets):
     Company                                          $12,691          9.06%     >=$ 5,604     >=4.00%           N/A
     Regency Bank                                     $12,329          8.81%     >=$ 5,596     >=4.00%    >=$ 5,596     >=4.00%

   Tier 1 Capital (to Average Assets):
     Company                                          $  12,691        7.66%     >=$ 6,630     >=4.00%           N/A
      Regency Bank                                    $  12,329        7.12%     >=$ 6,923     >=4.00%    >=$ 6,923     >=4.00%


    ADMINISTRATIVE ORDERS - As a result of an examination of the Bank as of June 30, 1997, the FDIC determined that the Company required special supervisory attention. The Bank consented to an FDIC Order on October 28, 1997. The FDIC Order is a "cease-and-desist order" for the purposes of Section 8 of the Federal Deposit Insurance Act, and violation of the FDIC Order by the Bank can give rise to enforcement proceedings under Section 8 of the Federal Deposit Insurance Act.

    The FDIC Order provides that the Bank must: (a) retain qualified management;
    (b) increase on or before December 31, 1997 and thereafter maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%; (c) eliminate from its books classified assets not previously collected or charged off; (d) not extend additional credit to borrowers with previous classified or charged off credits which are uncollected; (e) not engage in any activities not permissible for a national bank subsidiary, except that the Bank and RSC may continue real estate activities as permitted by the FDIC's letter of November 29, 1996, to the Bank requiring, among other things, that RSC divest all properties held by it not later than December, 31, 1998; (f) review the adequacy of the Bank's allowance for loan and lease losses and establish a comprehensive policy for determining its adequacy on a quarterly basis;
    (g) develop a plan to control overhead and other expenses and restore the Bank to profitability; (h) prepare a business/strategic plan for the operation of the Bank acceptable to the FDIC; (i) not pay cash dividends in any amount except with the prior written consent of the FDIC and the Commissioner; and (j) furnish quarterly written progress reports to the FDIC and the Commissioner detailing the form and manner of any actions taken to comply with the Administrative Orders.

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

    Management believes the Bank is in substantial compliance with the terms and conditions of the agreements as of December 31, 1997.

    DIVIDENDS - As indicated in Note 1, effective March 1, 1995, the Bank became a wholly-owned subsidiary of the Company. Under California law, shareholders of the Company may receive dividends when and as declared by its Board of Directors out of funds legally available. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend. California law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and
    (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities.

    The Company expects to receive substantially all of its income initially from dividends from the Bank and/or RIA. Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions ("DFI"), in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for its current fiscal year.

    Accordingly, the future payment of cash dividends may depend on the Bank's earnings, its ability to meet capital requirements and/or the Company's ability to generate income from other sources. At December 31, 1997, based on the criteria set forth above, as well as certain agreements between the Bank and the DFI, additional dividends from the Bank to the parent company must be approved by the DFI.

    CASH RESTRICTION - The FDIC requires banks to maintain average reserve balances on deposits, consisting of vault cash and actual balances held by the Federal Reserve Bank of San Francisco. The Bank's average FDIC reserve requirements were $1,683,000 and $1,261,000 in 1997 and 1996, respectively. The Bank maintained average balances of $1,815,000 and $1,629,000 in 1997 and 1996, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

    Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the years ended 1997, 1996 and 1995 (In thousands):


                                                                FOR THE YEAR ENDED DECEMBER 31
                                                       -------------------------------------------
                                                            1997           1996           1995
Cash paid during the period for:
  Interest on deposits and other borrowings              $  5,328       $  4,597       $  5,062
  Income taxes                                                  -            316             21

Noncash transactions:
  Transfer of loans to other real
    estate owned                                              390            218            232
  Stock dividend                                                -              -            866
Net assets acquired through acquisition of
    partnerships less cash received:
    Land and real estate under construction                     -          6,272          4,265
    Notes receivable                                            -          2,025              -
    Other residential property                                  -              -            291
    Other assets                                                -            227            342
    Notes payable                                               -          8,614          4,062
    Accrued interest and other liabilities                      -            714            560
  Loan made to finance sale of building                         -              -          2,150
  Deferred gain on sale of building                             -              -            264


15. PARENT COMPANY ONLY FINANCIAL STATEMENTS

    As discussed in Note 1, Regency Bancorp was formed on March 1, 1995 to act as a holding company for Regency Bank and subsequently Regency Investment Advisors. Following are the condensed balance sheets of Regency Bancorp at December 31, 1997, and 1996, and condensed statements of income and cash flow statements for the years ended December 31, 1997 and 1996, and for the period from March 1 to December 31, 1995 (In thousands):



      BALANCE SHEETS
                                                              DECEMBER 31
                                                          -------------------
                                                           1997         1996
      ASSETS

      Cash and short-term investments                     $ 2,794     $   192
      Investment in bank subsidiary                        15,805      13,149
      Investment in investment subsidiary                     308           -
      Other assets                                            107         129
                                                          -------     -------
                                                                -           -
                 Total assets                             $19,014     $13,470
                                                          -------     -------
                                                          -------     -------

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Other liabilities                                   $   280     $     -
                                                          -------     -------

           Total liabilities

      SHAREHOLDERS' EQUITY:
        Common stock                                       15,203       8,868
        Retained earnings                                   3,327       4,601
        Unrealized gain on securities                         204           1
                                                          -------     -------

            Total shareholders' equity                    18,734      13,470
                                                          -------     -------

            Total liabilities and shareholders' equity    $19,014     $13,470
                                                          -------     -------
                                                          -------     -------



      STATEMENTS OF INCOME
          (In thousands)                                        DECEMBER 31,
                                                      -----------------------------
                                                         1997      1996      1995
      INCOME:
         Regency Bank income (loss)                    $(1,291)   $1,122   $(1,637)
         Regency Investment Advisors income                103         -         -
                                                       -------    ------   -------
            Total income                                (1,188)    1,122    (1,637)

      EXPENSES:
         Management fees to bank subsidiary                 66        66        55
         Other                                              79       133       167
                                                       -------    ------   -------
            Total expenses                                 145       199       222

      NET INCOME (LOSS) BEFORE INCOME TAXES             (1,333)      923    (1,859)

      INCOME TAX (BENEFIT)                                 (59)      (85)      (92)
                                                       -------    ------   -------

      NET INCOME (LOSS)                                $(1,274)   $1,008   $(1,767)
                                                       -------    ------   -------
                                                       -------    ------   -------



STATEMENTS OF CASH FLOWS
(In thousands)                                                                   DECEMBER 31,
                                                                        -----------------------------
                                                                           1997      1996      1995
OPERATING ACTIVITIES:
  Net income (loss)                                                      $(1,274)  $ 1,008   $(1,767)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed (income) losses of bank subsidiary           1,291    (1,122)    1,637
      Equity in undistributed (income) loss of Investment subsidiary        (103)        -         -
      Decrease (increase) in other assets                                     22       (11)       (6)
      Increase (decrease) in other liabilities                               281       (10)        9
                                                                         -------   -------   -------

           Net cash (used in) provided by operating activities               217      (135)     (127)

INVESTING ACTIVITIES:
  Capital contribution to subsidiary bank                                 (3,950)        -         -
  Capital distribution from subsidiary bank                                    -       491       750
                                                                         -------   -------   -------

   Net cash (used in) provided by investing activities                    (3,950)      491       750

FINANCING ACTIVITIES:
  Issuance of common stock                                                 5,927         -        31
  Cash dividends                                                               -      (437)     (266)
  Proceeds from the issuance of common stock under the
     employee stock option plan                                               75         -         -
  Proceeds from the issuance of common stock to
     employee stock ownership plan                                           333         -         -
  Payments on notes payable                                                    -         -      (150)
                                                                         -------   -------   -------

 Net cash (used in) provided by financing activities                       6,335      (437)     (385)
                                                                         -------   -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,602       (81)      238

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               192       273        35
                                                                         -------   -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 2,794   $   192   $   273
                                                                         -------   -------   -------
                                                                         -------   -------   -------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                      $     -   $     -   $   113
  Stock dividend                                                         $     -   $     -   $   866
  Transfer of Bank's equity in undistributed income
     in investment subsidiary to Regency Bancorp                         $   205   $     -   $     -


                                  * * * * * *

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable


                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

      *(10.1) 401(k) Pension and Profit Sharing Plan, incorporated by reference from exhibit 10.3 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

      *(10.2)  Employee Stock Ownership Plan, incorporated by reference from exhibit 10.4 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

      *(10.3)  Directors Deferred Fee Plan, incorporated by reference from exhibit 10.5 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

      *(10.4) Form of Directors Deferred Fees Agreement for Regency Bank, incorporated by reference from exhibit 10.6 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

     (10.5) Lease agreement dated December 22, 1988 for premises located at 5240 N. Palm Avenue, Fresno, California, incorporated by reference from exhibit 10.10 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

     (10.6) Electronic Financial Services Agreement dated June 9, 1992, between Regency Bank and Fiserv, incorporated by reference from exhibit 10.12 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

     (10.7) Comprehensive Banking System License and Service Agreement dated April 13, 1992, between Regency Bank and Fiserv, incorporated by reference from exhibit 10.13 of registration statement number 33-82150 on Form S-4, filed with the Commission on July 27, 1994.

     (10.8) Lease agreement dated February 20, 1995 for premises located at 3501 Coffee Road, Suite 3, Modesto, California, incorporated by reference from exhibit 10.19 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

     (10.9) Lease agreement dated August 17, 1995 for premises located at 7060 N. Fresno Street, Fresno, California, incorporated by reference from exhibit 10.21 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

     (10.10) Lease agreement dated December 14, 1995 for premises located at 726 W. Shaw Avenue, Fresno, California., incorporated by reference from exhibit 10.23 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

   * (10.11)   Form of Indemnification Agreement, incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

     (10.12) Lease agreement dated May 13, 1996 for premises located at 126 "D" Street, Madera, California, incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

     *(10.13) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven F. Hertel, President/Chief Executive Officer, incorporated by reference from exhibit 10.2 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

     *(10.14) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven R. Canfield, Executive Vice President/Chief Financial Officer incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

     *(10.15) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Robert J. Longatti, Executive Vice President/Chief Credit Officer incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

     *(10.16) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Regency Investment Advisors Incorporated, a California Corporation, and Alan R. Graas, President, Incorporated by reference from exhibit
               10.5 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

     *(10.17) Regency Bancorp 1990 Stock Option Plan, as amended, and Form of Nonstatatory Stock Option Agreement, Form of Incentive Stock Option Agreement and Form of Nonstatutory Stock Option Agreement for Outside Directors, under the Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference on registration statement number 33-3848 on Form S-8, filed with the Commission on April 19, 1996.

     *(10.18) Incentive Stock Option Agreement entered into with Steven F. Hertel, dated December 16, 1996 incorporated by reference from exhibit 10.29 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

     *(10.19) Incentive Stock Option Agreement entered into with Steven R. Canfield, dated December 16, 1996 incorporated by reference from exhibit 10.30 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

     *(10.20) Incentive Stock Option Agreement entered into with Robert J. Longatti, dated December 16, 1996 incorporated by reference from exhibit 10.31 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

     *(10.21) Form of Director Deferred Fees Agreement for Regency Bancorp incorporated by reference from exhibit 10.32 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

     *(10.22) Form of Director Deferred Fees Agreement for Regency Service Corporation incorporated by reference from exhibit 10.33 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

      (10.23) Construction and Sales Agreement, dated March 31, 1997, incorporated by reference from exhibit 10.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997.

     *(10.24) Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997, made by and between Regency Bank and Steven F. Hertel, incorporated by reference from exhibit 99.1 of registrant's current report on Form 8-K, filed with the Commission on October 9, 1997.

     *(10.25) Amended and Restated Executive Salary Continuation Agreement dated September 26, 1997, made by and between Regency Bank and Robert J. Longatti, incorporated by reference from exhibit
                99.2 of the Form 8-K, filed with the Commission on October 9, 1997.

     *(10.26) Amended and Restated Executive Salary Continuation Agreement dated September 30, 1997, made by and between Regency Bank and Steven R. Canfield, incorporated by reference from exhibit
                99.3 of the Form 8-K, filed with the Commission on October 9, 1997.

      (10.27) Stipulation and Consent to the Issuance of an Order to Cease and Desist and Order to Cease and Desist executed by the registrant and the FDIC, incorporated by reference from exhibit 99.1 of the Form 8-K, filed with the Commission on December 12, 1997.

      (10.28) Waiver and Consent and Final Order, executed by the registrant and the California Department of Financial Institutions, incorporated by reference from exhibit 99.2 of the Form 8-K, filed with the Commission on December 12, 1997.

      (10.29)   Form of Warrant Agreement and Warrant Certificate.

       (21.1) The Company has two subsidiaries, Regency Bank (the "Bank"), a California banking corporation and Regency Investment Advisors ("RIA"), which provides investment management and consulting services. The Bank has only one subsidiary, Regency Service Corporation, a California corporation ("RSC") which engages in the business of real estate development primarily in the Fresno/Clovis area.

       (23.1)   Consent of Deloitte & Touche LLP.

       (27.1)   Financial Data Schedule

     * Denotes management contracts, compensatory plans or arrangements.

         (b)  Reports on Form 8-K

          The Company filed a Form 8-K dated November 6, 1997, in which it reported its third quarter results of operations and consent to orders issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       REGENCY BANCORP



Date: March 26, 1998                   By: /s/ STEVEN F. HERTEL
                                           -----------------------------------
                                           Steven F. Hertel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: March 26, 1998                   By: /s/ STEVEN R. CANFIELD
                                           -----------------------------------
                                           Steven R. Canfield
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                 Date                  Title
         ----                 ----                  -----

/s/ STEVEN F. HERTEL     March  26, 1998     Director, Chairman of the Board,
-----------------------                      President & CEO
Steven F. Hertel

/s/ DAVID N. PRICE       March  26, 1998     Director and Vice Chairman
-----------------------
David N. Price

/s/ ROY JURA             March  26, 1998     Director and Secretary
-----------------------
Roy Jura

/s/ JOSEPH L. CASTANOS   March  26, 1998     Director
-----------------------
Joseph L. Castanos

/s/ WAYMON E. WATTS      March  26, 1998     Director
-----------------------
Waymon E. Watts

/s/ DANIEL R. SUCHY      March  26, 1998     Director
-----------------------
Daniel R. Suchy

/s/ BARBARA PALMQUIST    March  26, 1998     Director
-----------------------
Barbara Palmquist

/s/ DANIEL RAY           March  26, 1998     Director
-----------------------
Daniel Ray

/s/ WILLIAM J. ALESSINI  March  26, 1998     Director
-----------------------
William J. Alessini

/s/ WILLIAM  J. RUH      March  26, 1998     Director
-----------------------
William J. Ruh

                                   EXHIBIT INDEX

                                                                   Sequentially
Exhibit Number              Description                            Page Number
--------------              -----------                            ------------
 10.29          Form of Warrant Agreement and Warrant Certificate.     90-102

 23.1           Consent of Deloitte & Touche LLP                        103

 27.1           Financial Data Schedule                                 104