Form 10-Q
period 1998-03-31
REGENCY BANCORP
filed 1998-05-11
CIK 927718

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________ .


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

As of April 30, 1998, the registrant had 2,624,374 shares of Common Stock outstanding.

The Exhibit Index is located on page 32.

This report contains a total of 33 pages of which this is page one.

                                  REGENCY BANCORP

                                 TABLE OF CONTENTS



                                                                           PAGE
 PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets
             March 31, 1998, and December 31, 1997 . . . . . . . . . . .     3

             Consolidated Statements of Income and Comprehensive
             Income Three Months Ended March 31, 1998 and 1997 . . . . .     4

             Consolidated Statements of Shareholders' Equity
             Three Months Ended March 31, 1998 and 1997. . . . . . . . .     5

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1998 and 1997. . . . . . . . .     6

             Notes to Consolidated Financial Statements. . . . . . . . .     7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .    10

 PART II.    OTHER INFORMATION                                              30

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    30

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .    30

     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . .    30

     Item 4. Submission of Matters to a Vote of Security Holders . . . .    30

     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .    30

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    30

                          REGENCY BANCORP AND SUBSIDIARIES

PART  I.   ITEM 1.              FINANCIAL INFORMATION



CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
 (IN THOUSANDS, EXCEPT SHARE DATA)                         MARCH 31, 1998            DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                       $   12,343                   $   16,893
 Federal funds sold                                                     -                        3,000
------------------------------------------------------------------------------------------------------
 Total Cash and Equivalents                                        12,343                       19,893
------------------------------------------------------------------------------------------------------
 Interest bearing deposits in other banks                             388                          232
 Securities available-for-sale                                     34,387                       36,986
------------------------------------------------------------------------------------------------------
 Loans                                                            136,043                      129,635
 Allowance for credit losses                                      (2,335)                      (2,219)
 Deferred loan fees & discounts                                     (943)                        (986)
------------------------------------------------------------------------------------------------------
 Net Loans                                                        132,765                      126,430
------------------------------------------------------------------------------------------------------
 Investments in real estate                                         1,798                        4,338
 Other real estate owned                                              477                          503
 Cash surrender value of life insurance                             3,073                        3,038
 Premises and equipment, net                                        1,703                        1,751
 Accrued interest receivable and other assets                       5,193                        5,070
------------------------------------------------------------------------------------------------------
 Total Assets                                                  $  192,127                   $  198,241
------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
 Noninterest bearing transaction accounts                      $   37,915                   $   46,744
 Interest bearing transaction accounts                             48,683                       48,616
 Savings accounts                                                  37,098                       36,498
 Time deposits $100,000 or over                                    30,680                       28,643
 Other time deposits                                               15,385                       15,778
------------------------------------------------------------------------------------------------------
 Total deposits                                                   169,761                      176,279
 Short term borrowings                                                  -                            -
 Notes payable and capital lease obligations                          518                          509
 Other liabilities                                                  2,575                        2,719
------------------------------------------------------------------------------------------------------
 Total Liabilities                                             $  172,854                   $  179,507
------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
 Preferred stock, no par value;
 1,000,000 shares authorized;
 no shares issued or outstanding
 Common stock, no par value; 5,000,000
   shares authorized, 2,623,124 and 2,621,125
   shares issued and outstanding in 1998 and
   1997, respectively                                              15,218                       15,203
 Retained earnings                                                  3,846                        3,327
 Net unrealized gain on available-for-sale securities,
   net of taxes of $150 in 1998 and $148 in 1997                      209                          204
------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                        19,273                       18,734
------------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                    $  192,127                   $  198,241
------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

                          REGENCY BANCORP AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 FOR THE THREE MONTHS ENDED MARCH 31,                     1998             1997
--------------------------------------------------------------------------------
 INTEREST INCOME
 Loans (including fees)                                $ 3,543          $ 2,800
 Investment securities:
  Taxable                                                  476              514
  Tax exempt                                                71               20
--------------------------------------------------------------------------------
 Total investment interest income                          547              534
 Other                                                      34              114
--------------------------------------------------------------------------------
 Total Interest Income                                   4,124            3,448
--------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits                                    1,243            1,259
 Other                                                      40               20
--------------------------------------------------------------------------------
 Total Interest Expense                                  1,283            1,279
--------------------------------------------------------------------------------
 Net interest income                                     2,841            2,169
 Provision for credit losses                               125                -
--------------------------------------------------------------------------------
 Net interest income after
  provision for credit losses                            2,716            2,169
--------------------------------------------------------------------------------
 NONINTEREST INCOME
 Gain on sale of loans                                      15              270
 Depositor service charges                                 112               98
 Income from investment management services                216              214
 Gain on sale of securities                                  5                2
 Gain on sale of assets                                      -                4
 Servicing fees on loans sold                               69               86
 Other                                                      70              107
--------------------------------------------------------------------------------
 Total Noninterest Income                                  487              781
--------------------------------------------------------------------------------
 NONINTEREST EXPENSE
 (Income)/loss from investments in  real                   (7)              240
 estate partnerships                                     1,196            1,164
 Salaries and related benefits                             360              403
 Occupancy                                                 113               22
 FDIC insurance and regulatory assessments                 126               90
 Marketing                                                 172              121
 Professional services                                      53               96
 Director's fees and expenses                                -              108
 Management fees for real estate projects                   81               79
 Supplies, telephone and postage                           210              222
 Other
--------------------------------------------------------------------------------
 Total Noninterest Expense                               2,304            2,545
--------------------------------------------------------------------------------
 Income before income taxes                                899              405
 Provision for income taxes                                380              170
--------------------------------------------------------------------------------
 Net income                                              $ 519            $ 235
 Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities                    5            (141)
--------------------------------------------------------------------------------
 Comprehensive Income                                    $ 524             $ 94
--------------------------------------------------------------------------------
 Earnings per common share
 Basic                                                   $ .20            $ .13
 Diluted                                                   .19              .12
 Shares on which earnings per common share
  were based                                         2,621,000        1,831,000
 Basic                                               2,784,000        1,902,000
 Diluted
--------------------------------------------------------------------------------
See notes to consolidated financial statements


                          REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------
                                                       Common          Common                          Net
                                                 Stock Number           Stock      Retained     Unrealized
 (In thousands)                                     of Shares          Amount      Earnings    Gain (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996                             1,818         $ 8,868       $ 4,601            $ 1     $ 13,470
-----------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
   to employee stock ownership plan                        36             333             -              -          333

 Cash dividends                                             -               -             -              -            -

 Net change in unrealized gain (loss) on
    available-for-sale securities net of
     taxes of $(102,000)                                    -               -             -          (141)        (141)

 Net Income                                                 -               -           235              -          235

-----------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1997                                1,854         $ 9,201       $ 4,836        $ (140)     $ 13,897
-----------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------
                                                     Common           Common                          Net
                                                Stock Number           Stock     Retained      Unrealized
 (In thousands)                                    of Shares          Amount      Earnings    Gain (Loss)         Total
-----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                            2,621        $ 15,203       $ 3,327          $ 204      $ 18,734
-----------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
  under stock option plan                                  2              15             -              -            15

 Net change in unrealized gain on
  available-for-sale securities net of
   taxes of $(3,400)                                       -               -             -              5             5

 Net Income                                                -               -           519              -           519
-----------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1998                               2,623        $ 15,218       $ 3,846          $ 209      $ 19,273
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                          REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,                    1998              1997
----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                         $    519          $    235
 Adjustments:
 Provision for credit losses                                             125                 -
 Provision for OREO losses                                                22                26
 Depreciation and amortization                                           132               139
 Deferred income taxes                                                   200                94
 (Increase) decrease in interest receivable and other assets           (326)               592
 Increase in cash surrender value of life insurance                     (35)              (35)
 Decrease in real estate held-for-sale                                 2,540             1,318
 (Decrease) in other liabilities                                       (135)             (643)
 (Gain)/loss on sale of securities                                       (5)                 2
 Gain on sale of loans held-for-sale                                    (15)             (270)
 Proceeds from sale of loans held-for-sale                             4,237             5,651
 Additions to loans held-for-sale                                    (5,237)           (4,936)
 Net cash provided by (used in) operating activities                   2,022             2,173
----------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                           (5,821)           (6,199)
 Proceeds from sales of available-for-sale securities                      5                 -
 Proceeds from maturities of available-for-sale securities             8,406             3,394
 Net (increase) decrease in loans                                    (5,444)             1,084
 Net decrease (increase) in other short-term investments               (156)                 3
 Proceeds from sale of OREO                                                4                18
 Purchases of premises and equipment                                    (63)              (59)
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                 (3,069)           (1,759)
----------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Net increase in time deposits                                         1,644             2,973
 Net (decrease) in other deposits                                    (8,162)           (1,299)
 Payments on notes payable                                                 -             (964)
 Proceeds from issuance of common stock under stock
  option plan                                                             15                 -
 Proceeds from the issuance of common stock to employee
  stock ownership plan                                                     -               333
----------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                 (6,503)             1,043
----------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (7,550)             1,457
----------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     19,893            19,833
----------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 12,343          $ 21,290
----------------------------------------------------------------------------------------------

CASH PAID DURING THE PERIOD:
 Interest                                                            $ 1,566           $ 1,308
 Income taxes                                                              -                 -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Transfer of loans to other real estate owned                             -                 6
----------------------------------------------------------------------------------------------
See notes to consolidated financial statements


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

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1997. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE 2. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Accordingly, the Company included unrealized gains and losses on available-for-sale securities in comprehensive earnings in the accompanying statement of operations for the three months ended March 31, 1998 and 1997.

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprises business segments and related disclosures about its products, services, geographic areas and major customers. This statement is effective for fiscal years after December 15, 1997. In the initial year of adoption, the statement applied to annual financial statements only and did not apply to interim financial statements. In the subsequent year to adoption, interim financial statements will be required to include segment information. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. - SECURITIES

     During the period between December 31, 1997, and March 31, 1998, the Company recorded a net increase in the value of its available-for-sale portfolio of $5,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity.
This increase in value is primarily the result of lower interest rates in the bond market at March 31, 1998, as compared to rates at December 31, 1997.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

--------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES           MARCH 31, 1998       DECEMBER 31, 1997
--------------------------------------------------------------------------------
                                     Amortized       Fair  Amortized        Fair
 (In thousands)                           Cost      Value       Cost       Value
--------------------------------------------------------------------------------
 U.S. Treasuries                      $  2,003   $  2,008   $  2,007    $  2,012
 U.S. Government Agencies               13,709     13,786     17,431      17,489
 Mortgage-backed securities              6,146      6,317     11,541      11,647
 State and Political subdivision        11,956     12,062      5,441       5,624
 Equity Securities                         214        214        214         214
--------------------------------------------------------------------------------
 Total                                $ 34,028   $ 34,387   $ 36,634    $ 36,986
--------------------------------------------------------------------------------


At March 31, 1998, and December 31, 1997, the Company held no securities classified as held-to-maturity.

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding as well as a percentage of total loans. Further discussion of the Company's loan portfolio can be found in "Item No. 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis".

--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)     MARCH 31, 1998       DECEMBER 31, 1997
--------------------------------------------------------------------------------
                                            Percent of               Percent of
                                  Amount   Total Loans     Amount   Total Loans
--------------------------------------------------------------------------------
 Commercial                     $ 82,019         60.3%   $ 75,487        58.3 %
 Real estate mortgage             17,751         13.0%     14,900         11.5%
 Real estate construction         26,706         19.6%     30,128         23.2%
 Consumer and other                9,567          7.1%      9,120          7.0%
--------------------------------------------------------------------------------
 Subtotal                      $ 136,043        100.0%  $ 129,635        100.0%
--------------------------------------------------------------------------------
 Less:
 Unearned discount                   588                      623
 Deferred loan fees                  355                      363
 Allowances for credit losses      2,335                    2,219
--------------------------------------------------------------------------------
 Total loans, net              $ 132,765                $ 126,430
--------------------------------------------------------------------------------


NOTE 5. - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation for the three months ended March 31, 1998, and 1997:

--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998           1997
--------------------------------------------------------------------------------
Basic EPS Computation:
 Net income                                                $ 519          $ 235
 Average common shares outstanding                         2,621          1,831
--------------------------------------------------------------------------------
Basic EPS                                                  $ .20          $ .13
--------------------------------------------------------------------------------
Diluted EPS Computation:
 Net income                                                $ 519          $ 235
 Average common shares outstanding                         2,621          1,835
 Stock options and warrants                                  163             67
--------------------------------------------------------------------------------
                                                           2,784          1,902
--------------------------------------------------------------------------------
Diluted EPS                                                $ .19          $ .12
--------------------------------------------------------------------------------


     Options to purchase 48,500 and 70,000 shares of common stock at various prices per share were outstanding at March 31, 1998 and 1997, respectively, but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the periods then ended.

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

     FINANCIAL SUMMARY

     The Company's 1998 first quarter, ended March 31, 1998, was marked by substantially improved earnings, continued reduction of RSC real estate assets, strong loan growth, continued excellent Bank credit quality and a 36% increase
in the price of Regency Bancorp stock.   Consolidated net income for the three
months ended March 31, 1997, was $519,000, a 121% increase when compared to earnings of $235,000 for the period ended March 31, 1997. The increased earnings were the result of an improved interest margin as well as lower noninterest expense. During the first quarter of 1998, interest income increased by $676,000 while interest expense increased by only $4,000 when compared to the first quarter of 1997. Additionally, the Company was able to reduce noninterest expense by $241,000 or 9.5%. The improved net interest margin combined with the reduction in noninterest expense improved the Company's efficiency ratio to 64.2% during the first quarter of 1998 from 81.6% during 1997's first quarter. Basic earnings per share increased to $0.20 compared to $0.13 for the quarter's ended March 31, 1998 and 1997, respectively. The Company paid no cash dividends in the first quarters of 1998 or 1997.

     The divestiture of RSC's real estate holdings continued during the first quarter of 1998 with the number of units remaining for sale dropping to 19 down from 66 at December 31, 1997 and 291 one year ago. During the last twelve months, RSC's real estate investments have dropped from $14,954,000 to
$1,529,000, a decrease of 89.8% or $13,425,000.   During the first quarter of
1998, the total noninterest expense related to RSC's activities was $46,000 compared to $487,000 during 1997's first quarter. Additionally, as cash from the sale of RSC's properties has become available, the Bank has been able to use this resource to fund additional loans and other earning assets with only a minimal increase in interest expense.

     At March 31, 1998, the Company's loan portfolio had grown to $136,043,000, an increase of $34,851,000 or 34.4% since March 31, 1997, and an increase of $6,408,000 since December 31, 1997. This loan growth was substantially a result of the decision to hold newly originated SBA loans, rather than sell them on the secondary market, in an effort to increase higher yielding assets and interest income. Total assets at March 31, 1998 were $192,127,000 an increase of 5.8% or

$10,575,000, from $181,552,000 at March 31, 1997, however, assets were down
$6,114,000 from December 31, 1997 as a result of a seasonal decline in deposits. Total deposits were $169,761,000 at March 31, 1998 up $8,285,000 or 5.1% from March 31, 1997 but down $6,518,000 from December 31, 1997. While loan growth has been substantial, nonperforming loans to total loans have declined to 1.52% at March 31, 1998, down 55.4% from 3.41% at March 31, 1997. Excluding loans RSC has made to facilitate the sale of real estate the Bank's nonperforming loans to total loans were .65% of which .39% were guaranteed by the U.S. Small Business Administration.

     The Company's return on average assets was 1.11% for the first three months of 1998 compared to 0.54% for the first three months of 1997. Return on average common equity for the first quarter was 11.07% compared to 6.97% for the same period in 1997. During the first quarter, the bid price of Regency Bancorp stock increased 36% from a quote of $10.25 at December 31, 1997 to a quote of $14.00 at March 31, 1998. Additionally, the Company has filed an application to have its stock listed on the NASDAQ national market system.

     RIA continued to improve earnings and increase assets under management. During the quarter ended March 31, 1998, RIA on a stand alone basis produced pre-tax income of $55,000 compared to pre-tax income of $46,000 for the first quarter of 1997. At March 31, 1998, RIA's assets under management had increased to $96,200,000 from $78,900,000 at March 31, 1997.

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

     As a result of an examination of the Bank as of June 30, 1997, the California Department of Financial Institutions ("CDFI") and the Bank have stipulated to the issuance of the State Order by the Department of Financial Institutions which State Order is a final order pursuant to Section 1913 of the California Financial Code.

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

     As of the date of this Form 10-Q, the Company and the Bank had taken certain actions to comply with the Administrative Orders, which included raising capital through a private offering, which closed in the fourth quarter 1997.

     In April 1998, the Company filed a progress report with the FDIC and CDFI indicating the Bank's progress to date in complying with the administrative orders. The progress report indicated that at March 31, 1998, RSC had reduced total classified assets to $2,342,000 from $4,831,000 at December 31, 1997, well below levels mandated in the orders. Additionally, capital levels were well above mandated levels and the Bank had increased income and decreased non-interest expense in the first quarter. The remainder of the items specified in the administrative orders are more subjective in nature and "compliance" can only be defined by the appropriate regulatory agency, however, management believes they are in full compliance with both orders.

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

     CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
     INTEREST RATES



------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)                       1998                                   1997
FOR THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------
                                                    Average     Yield/                  Average       Yield/
                                                    Balance       Rate   Interest       Balance         Rate    Interest
------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                        $ 130,883     10.98%   $  3,543     $ 102,568       11.07%     $ 2,800
 Investment securities (2)                           35,582      6.24%        547        32,778        6.61%         534
 Federal funds sold & other                           2,674      5.11%         34         8,782        5.26%         114
------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning Assets                      169,139      9.89%      4,124       144,128        9.70%       3,448
------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                        (2,284)                             (1,673)
 Cash and due from banks                             10,876                               8,666
 Real estate investments                              2,770                              16,038
 OREO                                                   503                                 417
 Premises and equivalent, net                         1,749                               2,249
 Cash surrender value of life insurance               3,050                               2,915
 Accrued interest receivable and other assets         4,862                               3,947
------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                             $ 190,665                           $ 176,687
------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                47,333      2.35%        275        47,075        2.60%         302
 Savings accounts                                    36,589      4.07%        367        29,180        4.11%         296
 Time deposits                                       45,375      5.37%        601        48,791        5.49%         661
 Federal funds purchased and other                    1,831      8.86%         40         4,658        1.74%          20
------------------------------------------------------------------------------------------------------------------------
 Total Interest-bearing                             131,128      3.98%      1,283       129,704        4.00%       1,279
------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                38,342                              30,978
 Other liabilities                                    2,164                               2,325
------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                  171,634                             163,007
 Shareholders' equity:
 Common stock                                        15,183                               8,983
 Retained earnings                                    3,595                               4,706
 Unrealized gain / (loss) on investment
    securities                                          253                                 (9)
------------------------------------------------------------------------------------------------------------------------
 Total Shareholders Equity                           19,031                              13,680

------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                          $ 190,665                           $ 176,687
------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                      $ 2,841                                $ 2,169
------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                      9.89%                                 9.70%
 Interest expense as a percentage of average
    interest-earning assets                                    (3.08%)                               (3.60%)
------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                             6.81%                                 6.10%
------------------------------------------------------------------------------------------------------------------------



(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $278,000 and $286,000 for the three months ended March 31, 1998, and 1997, respectively.

(2) Applicable nontaxable securities' yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

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


     VOLUME/RATE ANALYSIS


---------------------------------------------------------------------------------------------------
 (IN THOUSANDS)
 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997      VOLUME (1)         RATE (1)          TOTAL
---------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                       $  766          $  (23)         $  743
 Investment securities (2)                                       38             (25)             13
 Federal funds sold and other                                  (78)              (2)           (80)
---------------------------------------------------------------------------------------------------
 Total                                                          726             (50)            676
---------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                             2             (29)           (27)
 Savings accounts                                                74              (3)             71
 Certificates of deposit                                       (45)             (15)           (60)
 Federal funds purchased and other                              (3)               23             20
---------------------------------------------------------------------------------------------------
 Total                                                           28             (24)              4
---------------------------------------------------------------------------------------------------
 Increase (Decrease) in Net Interest Income                  $  698          $  (26)         $  672
---------------------------------------------------------------------------------------------------




(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.


     While overall rates have been stable to slightly lower during the past twelve months, the Company has been able to increase net interest income and improve its interest margin through careful balance sheet management. Net interest income before the provision for credit losses was $2,841,000 for the first quarter of 1998 as compared to $2,169,000 for the comparable period of 1997, an increase of $672,000 or 31.0%. This increase was primarily attributable to a significantly larger loan portfolio and a larger overall earning asset portfolio. Average interest earning assets grew $25,011,000 or 17.4% between March 31, 1998, and March 31, 1997, while average interest bearing liabilities grew only $1,424,000 or 1.1% over the same period. Over the past twelve months, the Company has used growth from noninterest bearing liabilities, as well as cash flow from RSC property sales as its primary means of funding earning assets. Secondarily, the Company decided in 1997 to hold a larger portfolio of SBA loans, rather than sell SBA loans on the secondary market, in an effort to shift a larger percentage of its earning assets into higher yielding loans from lower yielding federal funds sold and investment securities. While in the short term the effect of ceasing SBA loan sales reduced noninterest income (see "Loan Origination & Sales" below), long term, the Company's improved net interest margin should increase earnings.

     The Company's net interest margin in the first quarter of 1998 (based on average interest earning assets) increased to 6.81% as compared to 6.10% for the same period in 1997 as a result of the greater number of higher yielding loans. The Company's earning asset mix changed substantially between comparable periods with loans increasing to 77.4% of earning assets in the first quarter of 1998, compared to 71.2% during the first quarter of 1997. Investment securities dropped slightly as a percentage of average earning assets while federal funds sold declined to 1.6% during the first quarter of 1998 compared to 6.1% of average interest earning assets during the first quarter of 1997.

     INTEREST EARNING ASSET MIX


------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE THREE MONTHS ENDED MARCH 31,                   1998                        1997
------------------------------------------------------------------------------------------------------
                                                Average        Percent       Average           Percent
                                                Balance       of Total       Balance          of Total
------------------------------------------------------------------------------------------------------
 Interest Earning Asset Mix:
 Loans                                        $ 130,883          77.4%     $ 102,568             71.2%
 Investment securities                           35,582          21.0%        32,778             22.7%
 Federal funds sold and other                     2,674           1.6%         8,782              6.1%
------------------------------------------------------------------------------------------------------
 Total Interest-earning Assets                $ 169,139         100.0%     $ 144,128            100.0%
------------------------------------------------------------------------------------------------------


     Although the yield on all earning asset categories decreased from the first quarter of 1997 to the first quarter of 1998, the shift of assets from lower yielding federal funds sold and investments, into higher yielding loans, allowed the company to increase its overall yield on earning assets. The cost of interest bearing liabilities was virtually unchanged at $1,283,000 or 3.98% during the quarter ended March 31, 1998, compared to $1,279,000 or 4.00% for the period ended March 31, 1997.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations and servicing and depositor service charges), as well as from its subsidiaries, RSC and RIA.

--------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,        1998           1997
--------------------------------------------------------------------------------
 Other Income:
 Gain-on-sale of loans                                       $ 15          $ 270
 Depositor service charges                                    112             98
 Income from investment management services                   216            214
 Gain-on-sale of securities                                     5              2
 Gain-on-sale of assets                                         -              4
 Servicing fees on loans sold                                  69             86
 Other                                                         70            107
--------------------------------------------------------------------------------
 Total                                                      $ 487          $ 781
--------------------------------------------------------------------------------

(Income from RIA in these consolidated financial statements is included in noninterest income. A further discussion of RSC and RIA is set forth below.)



     During the first quarter of 1998, the Company recognized noninterest income of $487,000 compared to $781,000 for the same period during 1997, a decrease of $294,000 or 37.6%. The decrease is primarily attributable to a $255,000 decline in income from the sale of loans (see "Loan Origination & Sales" below). This drop in gain on sale of loans is substantially the result of a decision made in mid-year 1997 to discontinue the sale of SBA loans in an effort to increase interest income and interest margin. Depositor service charges increased in the first quarter of 1998 to $112,000, an increase of $14,000 or 14.3% from income of $98,000 in the first quarter of 1997. The increase is primarily the result of growth in the Bank's deposit account base over the past year.

     LOAN ORIGINATION & SALES

     The Bank originates various types of loans with the intention of selling the loans on secondary markets to generate noninterest income. Types of loans originated and sold include: loans made under the U.S. Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan; loans made under the U.S. Department of Agriculture's Business and Industry ("B & I") loans program; and conventional real estate mortgage loans. Historically, the majority of the Bank's gain on the sale of loans has come from SBA loan sales. During 1997, the Company decided to discontinue sales of new SBA originations in an effort to more rapidly build its loan portfolio and increase interest income.

     During the quarter ended March 31, 1998, the Company recognized gains on sale of loans of $15,000, a decrease of $255,000 or 94.4% from $270,000 in the comparable period of 1997. During the first quarter of 1998, gain-on-sale of loan income was the result of real estate mortgage loan originations and sales with no SBA loan sales taking place. In 1997, gain-on-sale of loan income was almost exclusively the result of SBA loan sales.

     An additional source of income related to the Bank's loan origination activities is reflected in income from the ongoing servicing of loans sold. During the quarter ended March 31, 1998, servicing income totaled $69,000, a decrease of $17,000 or 19.8% from income of $86,000 during the quarter ended March 31, 1997. The decrease was primarily the result of a smaller servicing portfolio during the first quarter of 1998 as compared to the first quarter of 1997.

     REGENCY SERVICE CORPORATION

     The Bank's wholly owned subsidiary, Regency Service Corporation ("RSC"), has engaged in real estate development activities since 1986. Under FDIC regulations, banks were required to divest their real estate development investments as quickly as prudently possible but in no event later than December 19, 1996, and submit a plan to the FDIC regarding divestiture of such investments. In December 1995, the Bank and RSC submitted a request to extend the mandatory time period in which it must divest its real estate development interests. In December 1996, the FDIC, responding to the Bank's request, granted the Bank and RSC a two-year extension, until December 31, 1998, to continue its divestiture activities.

     During the first quarter of 1998, RSC continued its effort toward total divestiture of its real estate holdings with the sale of 47 additional homes and lots. As of March 31, 1998, RSC had only 19 units remaining with 12 of these units in escrow compared to 66 units remaining at December 31, 1997, and 291 units remaining at March 31, 1998.

          In the quarter ended March 31, 1998, RSC recorded a gain from the sale of the 47 properties of $7,000 compared to a loss of $240,000 in the first quarter of 1997. The reduction in loss was the result of the writedown of the remaining properties owned by RSC during the second quarter of 1997. On a stand alone basis, RSC's activities (losses from the sale of properties plus operating expenses), reduced the Company's overall pre-tax income by $46,000 in the first quarter of 1998 compared to a loss of $487,000 in the first quarter of 1997. These operating expenses have been consolidated with similar operating expenses in the Company's consolidated statements of income. Reflected on a stand alone basis, RSC's overall operating expense as a percentage of average assets was .09% in the first quarter of 1998 compared to 1.10% in the first quarter of 1997.

     Additional discussion of loans made by RSC to facilitate the sale of its properties and, in general, of the Company's investment in RSC, is contained in this report under the headings, "Nonperforming Loans" and "Investments in Real Estate."

     REGENCY INVESTMENT ADVISORS, INC.

     RIA was formed in August 1993 through the acquisition by the Bank of the assets, including the client list, of a fee-only investment management and consulting firm. Effective in the first quarter 1997, the Company and Bank received regulatory permission for the transfer of RIA, as a subsidiary of the Bank, to become a separate subsidiary of the Company. RIA provides investment management and consulting services, including comprehensive financial and retirement planning, and investment advice, to individuals and corporate clients for an annual fee that varies depending upon the size of a client account.

     Revenue from RIA for the first quarter 1998 increased to $216,000 from $214,000 in the same period of 1997, an increase of $2,000 or 1.0%. On a stand alone basis, RIA's activities (income from investment management activities less operating expenses), provided the Company with pre-tax income of $55,000 in the first quarter of 1998, an increase of 19.6% compared to a pre-tax income of $46,000 in the first quarter of 1997. The primary reason for the increase in pre-tax income was the result of lower compensation expense related to commissions and bonuses paid in the first quarter of 1998 as compared to the first quarter of 1997. RIA's operating expenses have been consolidated with similar operating expenses in the Company's consolidated statements of income.

     RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of March 31, 1997, RIA had $96,200,000 in assets under management, an increase of $9,700,000 or 11.2% compared to $86,500,000 as of December 31, 1997, and an increase of $17,300,000 or 21.9%
compared to $78,900,000 as of March 31, 1996. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     NONINTEREST EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:


-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
FOR THE THREE MONTHS ENDED MARCH 31,                           1998                           1997
-------------------------------------------------------------------------------------------------------------
                                                                    Percent of                     Percent of
                                                                      Average                        Average
                                                        Amount         Assets          Amount          Assets
-------------------------------------------------------------------------------------------------------------
 Noninterest Expense:
 Loss (gain) from investments in real estate             $ (7)         (.01)%           $ 240            .55%
 Salaries and related benefits                           1,196          2.54%           1,164           2.67%
 Occupancy                                                 360           .77%             403            .93%
 FDIC insurance and regulatory assessments                 113           .24%              22            .05%
 Marketing                                                 126           .27%              90            .21%
 Professional services                                     172           .37%             121            .28%
 Director's fees and expenses                               53           .11%              96            .22%
 Management fees for real estate projects                    -              -             108            .25%
 Supplies, telephone and postage                            81           .17%              79            .18%
 Other                                                     210           .44%             222            .51%
-------------------------------------------------------------------------------------------------------------
 TOTAL                                                $  2,304          4.90%        $  2,545           5.85%
-------------------------------------------------------------------------------------------------------------

     Noninterest expense decreased by $241,000 or 9.5% to $2,304,000 for the three months ended March 31, 1998, compared to $2,545,000 during the same period of 1997, primarily due to the fact that no losses were incurred on the sale of investments in real estate. The reduction in losses related to the sale of RSC's real estate assets was the direct result of writedowns and reserves taken during the second quarter of 1997. When compared to average assets for the respective periods, noninterest expense decreased to 4.90% in the first quarter of 1998 compared to 5.85% in the comparable period in 1997.

     As part of the Company's overall plan to increase earnings, improving the Company's efficiency while controlling expenses is a significant factor. As a percentage of average assets, most expense categories decreased over the past twelve months. However, certain categories showed an increase: FDIC insurance and regulatory assessments increased by 414% or $91,000 to $113,000 for the first three months of 1998 compared to only $22,000 during the first three months of 1997. This substantial increase is the direct result of the FDIC and CDFI administrative orders, as well as, the Bank's average capital level during the third and fourth quarter's of 1997. Management expects the Bank's insurance premiums to decrease during the second half of 1998 due to higher capital levels and progress made related to the disposal of RSC assets. Other noninterest expense categories increasing slightly were Marketing, which includes public relations and charitable contributions and Professional services. Professional services increased as a result of the Company's fourth quarter capital offering, as well as higher accounting and legal fees as a result of the administrative orders.

     Salaries and related benefits increased slightly in real dollars in the first quarter of 1998. However, as a percentage of average assets, salaries declined to 2.54% compared to 2.67% during the first quarter of 1997. Occupancy expense decreased both in dollars and as a percentage of average assets, while management fees for real estate projects were completely eliminated. Management fees will no longer be an expense to the Company as all RSC projects in which an outside manager was employed have been sold.

     BALANCE SHEET ANALYSIS

     Total assets at March 31, 1998 were $192,127,000 an increase of 5.8% or $10,575,000 from $181,552,000 at March 31, 1997. However, assets were down $6,114,000 from December 31, 1997, as a result of a seasonal decline in deposits. At March 31, 1998, the Company's loan portfolio had grown to $136,043,000, an increase of $34,851,000 or 34.4% since March 31, 1997, and an
increase of $6,408,000 since December 31, 1997.   This loan growth was
substantially a result of the decision to hold newly originated SBA loans, rather than sell them on the secondary market, in an effort to increase higher yielding assets and interest income. Total deposits were $169,761,000 at March 31, 1998, up $8,285,000 or 5.1% from March 31, 1997, but down $6,518,000 from
December 31, 1997.

     LOANS

     The three areas in which the Bank has directed virtually all of its lending activities are: (a) commercial loans; (b) real estate loans (including residential construction and mortgage loans); and (c) consumer loans. The Company's loans are primarily made within its defined market area of Fresno and Madera counties. The Bank also maintains a loan production office in Modesto, California.

     Commercial loans, including SBA and B&I loans, comprised approximately 60.3% of the Company's loan portfolio at March 31, 1998, compared to 58.3% at December 31, 1997, and 55.9% of the Company's loan portfolio at March 31, 1997. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of
business with no material industry concentrations.   Most of these loans have
floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real estate construction lending comprised 19.6% of the Company's loan portfolio at March 31, 1998, compared to 23.2% of the Company's loan portfolio at December 31, 1997, and 22.8% at March 31, 1997. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property as well as cost overruns or delays in the sale or completion of a property.

     Real estate mortgage loans comprised 13.0% of the loan portfolio at March 31, 1998, compared to 11.5% at December 31, 1997, and 12.7% of the loan portfolio at March 31, 1997. Real estate mortgage loans are made up of approximately 75% non-residential properties and 25% single-family, residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The
majority are floating.   Risks associated with non-residential loans include the
decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

     Consumer loans represented the remainder of the loan portfolio at March 31, 1998, comprising 7.1% of the loan portfolio compared to 7.0% of total loans at December 31, 1997 and 8.6% at March 31, 1997. This category includes traditional consumer loans, home equity lines of credit, and Visa card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa cards are unsecured.

     RISK ELEMENTS

     The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring, and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review
the existing loan portfolio.   Management believes its ability to identify and
assess risk and return characteristics of the Company's loan portfolio is
critical for profitability and growth.   Management strives to continue the
historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration, and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually
assess the credit risk inherent in the loan portfolio.   Additionally,
management believes its ability to manage portfolio credit risk is enhanced by the knowledge of the Bank's service area, by the lending personnel and Board of Directors.

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

     At March 31, 1998, nonperforming loans amounted to $2,063,000 or 1.52% of total loans compared to $1,736,000 or 1.34% at December 31, 1997, and $3,442,000 or 3.40% at March 31, 1997. Other real estate owned was $477,000 at March 31, 1998, compared to $503,000 at December 31, 1997. The slight increase in nonperforming loans between December 31, 1997, and March 31, 1998, was the result of an additional property RSC sold and financed, as well as an increase in Bank SBA loans on nonaccrual. Of the total nonperforming loans, $1,189,000 represented loans RSC has made to facilitate the sale of former properties that have loan to value ratios higher than would normally be made by the Bank. Without the non-accrual loans made by RSC, the Bank's loan portfolio at March 31, 1998, had $874,000 in non-accrual loans or .65%, compared to $598,000 in non-accrual loans or .46% at December 31, 1997. Of the Bank's non-accrual loans (excluding RSC loans) at March 31, 1998, $524,000 represents the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for Bank's originating SBA loans which are subsequently sold in the secondary market. Under the new requirement, if a borrower defaults on an SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the bank, the bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that SBA non-accrual loan levels will be slightly higher.

     The following table presents information concerning the nonperforming loans for the periods ending March 31, 1998 and December 31, 1997, respectively.



---------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)                 MARCH 31, 1998    DECEMBER 31, 1997
---------------------------------------------------------------------------------------
 Nonperforming Assets:
 Nonaccrual RSC loans                                      $ 1,189              $ 1,138
 Nonaccrual Bank loans                                         874                  598
---------------------------------------------------------------------------------------
 Nonperforming loans                                         2,063                1,736
 Other real estate owned                                       477                  503
---------------------------------------------------------------------------------------
 Total nonperforming assets                                  2,540                2,239
---------------------------------------------------------------------------------------
 Accruing loans 90 days past due                                28                   48
---------------------------------------------------------------------------------------
 Total loans before allowance for credit losses          $ 136,043            $ 129,635
 Total assets                                              192,127              198,241
 Allowance for possible credit losses                      (2,335)              (2,219)
---------------------------------------------------------------------------------------
 Ratios:
 Nonperforming loans to total loans                          1.52%                1.34%
 Nonperforming loans to total loans
  (excluding RSC loans)                                       .65%                 .46%
 Nonperforming assets to:
   Total loans                                               1.87%                1.73%
   Total loans and OREO                                      1.86%                1.72%
   Total assets                                              1.32%                1.13%
 Allowance for possible credit losses to
     total nonperforming assets                             91.91%               99.11%
 Allowance for possible credit losses to loans               1.72%                1.71%
---------------------------------------------------------------------------------------



     At March 31, 1998 and December 31, 1997, the Company's recorded investment in loans for which an impairment has been recognized totaled $1,609,000 and $1,410,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At March 31,

1998, the SFAS No. 114 allowance for credit losses related to impaired loans was $246,000. The Company uses the cash basis method of income recognition for impaired loans. For the three months ended March 31, 1998 and 1997, the Company did not recognize any income on such loans.

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

     The allowance for credit losses totaled $2,335,000 or 1.72% of total loans at March 31, 1998, compared to $2,219,000 or 1.71% at December 31, 1997. The increase is the result of additional provision for credit losses of $125,000 in the first quarter of 1998 along with charge-offs net of recoveries of $9,000.
It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1997, and March 31, 1998.


--------------------------------------------------------------------------------
 (IN THOUSANDS)
--------------------------------------------------------------------------------
 Balance, December 31, 1997                                             $ 2,219
--------------------------------------------------------------------------------
 Provision charged to expense                                               125
 Loans charged off                                                         (21)
 Recoveries                                                                  12
--------------------------------------------------------------------------------
 Balance, March 31, 1998                                                $ 2,335
--------------------------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of 19 single-family units and is a limited partner in two projects. The number of units remaining for sale declined to 19, from 66 at December 31, 1997, and 291 one-year ago. During the first quarter of 1998, RSC's real estate investments have decreased to $1,529,000 from $4,067,000 at December 31, 1997, and since March 31, 1997, investment in real estate has decreased 89.8% or $13,425,000.

The following table represents the condensed financial information relative to RSC as of March 31, 1998 and December 31, 1997, respectively.


---------------------------------------------------------------------------------
 (IN THOUSANDS)                                 MARCH 31, 1998  DECEMBER 31, 1997
---------------------------------------------------------------------------------
 Financial Position:
 Investments in real estate
 Real estate held-for-sale                             $ 1,442            $ 4,420
 Equity in partnerships                                    702                702
---------------------------------------------------------------------------------
 Investment in real estate before allowance              2,144              5,122
 Allowance for real estate losses                        (615)            (1,055)
---------------------------------------------------------------------------------
 Investment in real estate                             $ 1,529            $ 4,067
---------------------------------------------------------------------------------
 Loans to real estate partnerships and projects          1,819              1,768
 Allowance for loan  losses                              (364)              (364)
---------------------------------------------------------------------------------
 Net loans                                               1,455              1,404
---------------------------------------------------------------------------------
 Cash and other assets                                     926              2,524
---------------------------------------------------------------------------------
 Liabilities                                             (103)              (144)
---------------------------------------------------------------------------------
 Bank's investment in RSC                              $ 3,807            $ 7,851
---------------------------------------------------------------------------------

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in
overall deposit balances.   In order to assist in meeting its funding needs, the
Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of March 31, 1998, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its federal funds lines.

The following table presents the composition of the deposit mix for the period ending March 31, 1998 and December 31, 1997, respectively.


------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                 MARCH 31, 1998            DECEMBER 31, 1997
------------------------------------------------------------------------------------------------
                                                           Percent of                 Percent of
                                               Amount  Total Deposits     Amount  Total Deposits
------------------------------------------------------------------------------------------------
 Noninterest-bearing transaction accounts    $ 37,915           22.3%    $46,744           26.5%
 Now and MMI                                   48,683           28.7%     48,616           27.6%
 Savings                                       37,098           21.8%     36,498           20.7%
 Time under $100,000                           15,385            9.1%     15,778            9.0%
 Time $100,000 and over                        30,680           18.1%     28,643           16.2%
------------------------------------------------------------------------------------------------
 Total Interest-bearing Deposits              131,846           77.7%    129,535           73.5%
------------------------------------------------------------------------------------------------
 Total Deposits                             $ 169,761          100.0%  $ 176,279          100.0%
------------------------------------------------------------------------------------------------


     LIQUIDITY

     Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels, as well as, the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions, and individual client funding needs. The Bank maintains a line of credit with a correspondent bank for up to $5,000,000 available on a short-term basis. Additionally, the Bank generally maintains a portfolio of SBA loans either available-for-sale or in its portfolio that could be sold should additional liquidity be required.

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


-------------------------------------------------------------------------------------------------------------------------

                                                          NEXT DAY  AFTER THREE         AFTER
                                                         BUT WITHIN      MONTHS      ONE YEAR
 (IN THOUSANDS, EXCEPT PERCENTAGES)                           THREE  BUT WITHIN    BUT WITHIN         AFTER
 AS OF MARCH 31, 1997                     IMMEDIATELY        MONTHS   12 MONTHS    FIVE YEARS    FIVE YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------------------
 Interest Rate Sensitivity Gap:
 Loans (1)                                   $ 51,207      $ 49,401     $ 9,296      $ 15,558       $ 8,518    $ 133,980
 Investment securities and other                  214        12,113       7,921         6,745         7,035       34,028
-------------------------------------------------------------------------------------------------------------------------
 Total Earning Assets                        $ 51,421       $61,514    $ 17,217      $ 22,303      $ 15,553    $ 168,008
-------------------------------------------------------------------------------------------------------------------------
 Interest-bearing transaction accounts         48,683             -           -             -             -       48,683
 Savings accounts                              34,307         2,791                         -             -       37,098
 Time deposits                                      -        15,692      21,066         8,526           780       46,065
 Federal funds  purchased                           -             -           -             -             -            -
-------------------------------------------------------------------------------------------------------------------------
 Total Interest-Bearing Liabilities          $ 82,990      $ 18,483    $ 21,066       $ 8,526         $ 780    $ 131,846
-------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap               (31,569)        43,031     (3,849)        13,777        14,773
 Cumulative gap                              (31,569)        11,462       7,613        21,390        36,163
 Cumulative gap percentage to
    interest earning assets                  (18.79%)         6.82%       4.53%        12.73%        21.52%
-------------------------------------------------------------------------------------------------------------------------


(1)  Amounts exclude nonaccrual loans of $2,063,000.

     The above table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. Additionally, this table does not take into consideration changing balances in forward periods as a result of normal amortization, principal paydowns, changes in deposit mix, or other such movements of funds as a result of changing interest rate environments.

     CAPITAL RESOURCES

     The Board of Governors of the Federal Reserve System and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures, and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0%, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible
assets and certain other adjustments.    However, no more than 25% of the
Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of reserves for credit losses.

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

     Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (a) growth of assets, (b) payment of interest on subordinated indebtedness, (c) payment of dividends or other capital distributions, and (d) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may be taken in order to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

     In addition to the capital guidelines described above, the Company and Bank's Board of Directors, in consenting to administrative orders issued by the FDIC and CDFI, have agreed that the Bank will maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%.

     The Company and Bank's actual capital amounts (in thousands) and ratios, as of March 31, 1998, are also presented in the following table:



                                                                             FOR CAPITAL ADEQUACY
                                                ACTUAL                             PURPOSES
-------------------------------------------------------------------------------------------------------------
AS OF MARCH 31, 1998                      AMOUNT       RATIO             AMOUNT                  RATIO
-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets:)                           GREATER THAN             GREATER THAN
 Company                                  $19,264      14.31%      OR EQUAL TO $10,768      OR EQUAL TO 8.00%

                                                                   GREATER THAN             GREATER THAN
 Regency Bank                             $16,392      12.42%      OR EQUAL TO $10,558      OR EQUAL TO 8.00%

Tier 1 Capital (to Risk Weighted Assets):                          GREATER THAN             GREATER THAN
 Company                                  $17,573      13.06%      OR EQUAL TO  $5,384      OR EQUAL TO 4.00%

                                                                   GREATER THAN             GREATER THAN
 Regency Bank                             $14,734      11.16%      OR EQUAL TO  $5,279      OR EQUAL TO 4.00%

Tier 1 Capital (to Average Assets):                                GREATER THAN             GREATER THAN
 Company                                  $17,573       9.29%      OR EQUAL TO  $7,567      OR EQUAL TO 4.00%

                                                                   GREATER THAN             GREATER THAN
  Regency Bank                            $14,734       7.82%      OR EQUAL TO  $7,535      OR EQUAL TO 4.00%
-------------------------------------------------------------------------------------------------------------


                                                             TO BE WELL
                                                          CAPITALIZED UNDER
                                                          PROMPT CORRECTIVE
                                                          ACTION PROVISIONS
-----------------------------------------------------------------------------------------
AS OF MARCH 31, 1998                               AMOUNT                   RATIO
-----------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets:)
 Company                                                          N/A

                                              GREATER THAN             GREATER THAN
 Regency Bank                                 OR EQUAL TO $13,198      OR EQUAL TO 10.00%

Tier 1 Capital (to Risk Weighted Assets):
 Company                                                          N/A

                                              GREATER THAN             GREATER THAN
 Regency Bank                                 OR EQUAL TO  $7,919      OR EQUAL TO  6.00%

Tier 1 Capital (to Average Assets):
 Company                                                          N/A

                                              GREATER THAN             GREATER THAN
  Regency Bank                                OR EQUAL TO  $9,418      OR EQUAL TO  5.00%
-----------------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------
                                                  QUARTER ENDED   QUARTER ENDED
                                                 MARCH 31, 1998  MARCH 31, 1997
--------------------------------------------------------------------------------
 Return on average assets                                 1.11%            .54%
--------------------------------------------------------------------------------
 Return on average shareholders' equity                  11.07%           6.97%
--------------------------------------------------------------------------------
 Average shareholders' equity to average assets           9.98%           7.74%
--------------------------------------------------------------------------------
 Dividend payout ratio                                        -               -
--------------------------------------------------------------------------------

     YEAR 2000 COMPLIANCE

     The inability of most computers, software, and other equipment utilizing microprocessors to distinguish the year 1900 from the year 2000 poses substantial risks to all financial institutions including the Company. The year 2000 problem is pervasive and complex. Virtually every financial institution, service provider, and vendor will have its computing operations affected in some way by the rollover of the two-digit year value to 00 if action is not taken to fix the problem before the year 2000 arrives.

     The Company is currently engaged in a five-phase management program which includes awareness, assessment, renovation, validation, and implementation. The Company has identified all major applications and systems that may require modification to ensure "Year 2000 Compliance." The scope of the project covers all computer systems including PC and network hardware and software, and mainframe and mainframe software. It also covers all equipment and other systems utilized in bank operations or in the premises from which the Company operates.

     In addition, the Company has communicated with its large borrowers, corporate customers, and major vendors upon which it relies to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.

     The Company will utilize both internal and external resources to implement its Year 2000 Project. The Company expects to complete the majority of its efforts by the end of 1998, leaving adequate time to assess and correct any significant issues that may materialize. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. The majority of these costs are expected to be incurred during 1998, and are not expected to have a material impact on the Company's cash flows, results of operations, or financial condition.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          (27.1)       Financial Data Schedule

          (b) Reports on Form 8-K

                 (i) The Company filed a Form 8-K dated January 8, 1998, in which it reported that the Registrant had successfully completed its efforts to raise capital through a private placement of common stock, providing a net infusion of $5.9 million to the bank holding company. Also announced, was the appointment of two new members to its board, William J. Alessini and William J. Ruh.


                (ii) The Company filed a Form 8-K dated February 10, 1998, in which it reported that the Registrant issued a press release announcing its fourth quarter results, which states earnings of $333,000 or $0.18 per share in the fourth quarter of 1997.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           REGENCY BANCORP



Date: May 5, 1998                      By: /s/ Steven F. Hertel
                                           ----------------------------------
                                           Steven F. Hertel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 5, 1998                      By: /s/ Steven R. Canfield
                                           ----------------------------------
                                           Steven R. Canfield
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                   EXHIBIT INDEX


 EXHIBIT                                                           SEQUENTIAL
 NUMBER                         DESCRIPTION                        PAGE NUMBER

   27.1                   Financial Data Schedule                      33