Form 10-Q
period 1998-06-30
REGENCY BANCORP
filed 1998-07-30
CIK 927718

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended           June 30, 1998               .
                                      ---------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from                       to           .
                                       ----------------------   ----------

                         COMMISSION FILE NUMBER  000-23815
                                               ------------

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
                                                     ----     ----

As of July 28,1998, the registrant had 2,624,374 shares of Common Stock outstanding.

The Exhibit Index is located on page 37.

This report contains a total of 47 pages of which this is page one.

                                  REGENCY BANCORP

                                 TABLE OF CONTENTS


 PART I.      FINANCIAL INFORMATION                                                    PAGE

      Item 1. Financial Statements  (unaudited)

              Consolidated Balance Sheets
              June 30, 1998, and December 31, 1997. . . . . . . . . . . . . . . . . .       3

              Consolidated Statements of Income and Comprehensive Income
              Three Months Ended and Six Months Ended June 30, 1998 and 1997  . . . .       4

              Consolidated Statements of Shareholders' Equity
              Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .       5

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .       6

              Notes  to Consolidated Financial Statements . . . . . . . . . . . . . .       7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . .      11

 PART II.     OTHER INFORMATION

      Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

      Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .      34

      Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .      34

      Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . .      34

      Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

      Item 6. Exhibits  and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .      35


                         REGENCY BANCORP AND SUBSIDIARIES
PART  I  ITEM 1.              FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(IN THOUSANDS, EXCEPT SHARE DATA)                             JUNE 30, 1998        DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                            $ 13,608             $ 16,893
 Federal funds sold                                                    3,500                3,000
----------------------------------------------------------------------------------------------------
 Total Cash and Equivalents                                           17,108               19,893
----------------------------------------------------------------------------------------------------
 Interest bearing deposits in other banks                                 76                  232
 Securities available-for-sale                                        37,098               36,986
 Loans                                                               142,381              129,635
 Allowance for credit losses                                          (2,614)              (2,219)
 Deferred loan fees & discounts                                         (979)                (986)
----------------------------------------------------------------------------------------------------
 Net Loans                                                           138,788              126,430
----------------------------------------------------------------------------------------------------
 Investments in real estate                                                -                4,338
 Other real estate owned                                                 572                  503
 Cash surrender value of life insurance                                3,108                3,038
 Premises and equipment, net                                           1,639                1,751
 Accrued interest receivable and other assets                          7,243                5,070
----------------------------------------------------------------------------------------------------
 Total Assets                                                      $ 205,632            $ 198,241
----------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
 Noninterest bearing transaction accounts                           $ 44,448             $ 46,744
 Interest bearing transaction accounts                                51,731               48,616
 Savings accounts                                                     38,546               36,498
 Time Deposits $100,000 and over                                      31,524               28,643
 Other time deposits                                                  16,069               15,778
----------------------------------------------------------------------------------------------------
 Total Deposits                                                      182,318              176,279
 Short term borrowings                                                     -                    -
 Notes Payable and capital lease obligation                              528                  509
 Other liabilities                                                     2,868                2,719
----------------------------------------------------------------------------------------------------
 Total Liabilities                                                 $ 185,714            $ 179,507
----------------------------------------------------------------------------------------------------
 Commitments and contingent liabilities (Note 6)
 Shareholders' Equity:
 Preferred stock, no par value;
 1,000,000 shares authorized;
 no shares issued or outstanding
 Common stock, no par value; 5,000,000
   shares authorized, 2,624,374 and 2,621,125 shares                  15,229               15,203
   issued and outstanding in 1998 and 1997,
   respectively                                                        4,475                3,327
 Retained earnings                                                       214                  204
 Net unrealized gain on available-for-sale securities,
    net of  taxes of $155 in 1998 and $148 in 1997
----------------------------------------------------------------------------------------------------
 Total  Shareholders' Equity                                          19,918               18,734
----------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                        $ 205,632            $ 198,241
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                       REGENCY BANCORP AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                       FOR THE THREE  MONTHS      FOR THE SIX  MONTHS
------------------------------------------------------------------------------------------------------------------
                                                                      ENDED JUNE 30,           ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------
                                                                   1998         1997          1998          1997
------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
 Loans (including fees)                                         $ 4,111        $ 2,904       $ 7,654       $ 5,704
 Investment securities:
   Taxable                                                          431            580           907         1,094
   Tax exempt                                                        80             34           151            54
------------------------------------------------------------------------------------------------------------------
 Total Investment  Interest Income                                  511            614         1,058         1,148
 Other                                                               72            141           106           255
------------------------------------------------------------------------------------------------------------------
 Total Interest Income                                            4,694          3,659         8,818         7,107
------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits                                             1,292          1,310         2,534         2,569
 Other                                                               21             20            62            40
------------------------------------------------------------------------------------------------------------------
 Total Interest Expense                                           1,313          1,330         2,596         2,609
------------------------------------------------------------------------------------------------------------------
 Net interest income                                              3,381          2,329         6,222         4,498
 Provision for credit losses                                        150            835           275           835
------------------------------------------------------------------------------------------------------------------
 Net interest income after
    provision for credit losses                                   3,231          1,494         5,947         3,663
------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME
 Gain-on-sale of loans                                              207            216           222           486
 Depositor service charges                                          118             96           230           194
 Income from investment management services                         229            188           445           402
 Gain (loss) on-sale of securities                                    -            (36)            5           (34)
 Gain-on-sale of assets                                               -              -             -             4
 Servicing fees on loans sold                                        10             81            79           167
 Other                                                              112             74           182           181
------------------------------------------------------------------------------------------------------------------
 Total Noninterest Income                                           676            619         1,163         1,400
------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE
 Loss from investments in real estate                               221          3,350           214         3,590
 Salaries and related benefits                                    1,245          1,233         2,441         2,397
 Occupancy                                                          379            411           739           814
 FDIC insurance and regulatory assessments                          115             22           228            44
 Marketing                                                          144            142           270           232
 Professional services                                              159            157           331           278
 Director's fees and expenses                                        46             80            99           176
 Management fees for real estate projects                             -              4             -           112
 Supplies, telephone & postage                                       83             84           164           163
 Other                                                              423            323           633           545
------------------------------------------------------------------------------------------------------------------
 Total Noninterest Expense                                        2,815          5,806         5,119         8,351
------------------------------------------------------------------------------------------------------------------
 Income before income taxes (benefit)                             1,092         (3,693)        1,991        (3,288)
 Provision (benefit) for income taxes                               463         (1,551)          843        (1,381)
------------------------------------------------------------------------------------------------------------------
 Net Income/(loss)                                                  629         (2,142)        1,148        (1,907)
 Other comprehensive income, net of tax:
   Unrealized gain on securities                                      5            215            10            74
------------------------------------------------------------------------------------------------------------------
 Comprehensive income/(loss)                                     $  634      $  (1,927)      $  1,158    $  (1,833)

 Earnings (loss)  per common share                               $  .24      $   (1.15)        $  .44    $   (1.03)
 Basic                                                           $  .22      $   (1.15)        $  .41    $   (1.03)
 Diluted
 Shares on which earnings per common share were based         2,624,000      1,859,000     2,623,000     1,845,000
 Basic                                                        2,807,000      1,859,000     2,796,000     1,845,000
 Diluted
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------
                                                     Common         Common                             Net
                                                      Stock          Stock        Retained       Unrealized
 (In thousands)                            Number of Shares         Amount        Earnings      Gain (Loss)          Total
--------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1996                           1,818        $ 8,868         $ 4,601             $ 1        $ 13,470
--------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
    to employee stock ownership plan                     36            333               -               -             333

 Issuance of common stock
    under stock option plan                              17             75               -               -              75

 Net change in unrealized gain on
    available-for-sale securities net of
     taxes of $53,000                                     -              -               -              74              74

 Net (loss)                                               -              -         (1,907)              -          (1,907)
--------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1997                               1,871        $ 9,276        $  2,694            $ 75        $ 12,045
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                   Common          Common                              Net
                                           Stock Number of          Stock         Retained      Unrealized
 (In thousands)                                     Shares         Amount         Earnings     Gain (Loss)           Total
--------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1997                          2,621        $ 15,203         $ 3,327           $ 204        $ 18,734
--------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock
    under stock option plan                              3              26               -               -              26

 Net change in unrealized gain on
    available-for-sale securities net of
     taxes of $7,000                                     -               -               -              10              10

 Net Income                                              -               -           1,148               -           1,148
--------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1998                              2,624        $ 15,229         $ 4,475           $ 214        $ 19,918
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                   REGENCY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------
 (IN THOUSANDS) FOR THE SIX MONTHS ENDED  JUNE 30,                       1998                   1997
----------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Increase (decrease) in cash equivalents:
 Net income/(loss)                                                   $  1,148              $ (1,907)
 Adjustments:
 Provision for credit losses                                              275                    835
 Provision for losses on real estate                                        -                    635
 Provision for OREO losses                                                131                     29
 Depreciation and amortization                                            263                    315
 Deferred income taxes                                                    359                  (286)
 (Increase) decrease in interest receivable and other assets            (188)                  1,096
 Increase in surrender value of life insurance                           (70)                   (65)
 Distributions of  income from real estate partnerships                   213                      7
 Equity in loss of real estate partnerships                                38                    218
 Decrease in real estate held for sale                                  4,087                  4,169
 Increase (decrease)  in other liabilities                                168                (1,392)
 Gain on sale of loans held-for-sale                                    (221)                  (227)
 Proceeds from sale of loans held-for-sale                              7,481                  5,587
 Additions to loans held-for-sale                                    (10,202)                (3,884)
 Gain on sale of premises and equipment and OREO                            -                    (6)
 Loss on sale of furniture and equipment                                    -                     16
 (Gain)/loss on sale of investment securities                             (5)                     36
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    3,477                  5,176
----------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                          (12,422)               (12,820)
 Proceeds from sales of available-for-sale securities                      5                  2,102
 Proceeds from maturities of available-for-sale securities            12,283                  6,848
 Net increase in loans                                              (12,686)               (12,159)
 Net decrease (increase) in other short-term investments                 156                     98
 Proceeds from sale of OREO                                              444                    203
 Capital distributions from real estate partnerships                       -                    200
 Purchases of premises and equipment                                   (107)                   (82)
 Proceeds from sale of premises and equipment                              -                     34
----------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                (12,327)               (15,576)
----------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Net increase in time deposits accounts                                3,171                 13,875
 Net increase (decrease) in other deposits                             2,868                (2,815)
 Payments on notes payable                                                 -                (4,610)
 Proceeds from notes payable                                               -                  2,179
 Proceeds from the issuance of common stock under
    employee stock option plan                                            26                     75
 Proceeds from the issuance of common stock to
    employee stock ownership plan                                          -                    333
----------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                   6,065                  9,037
----------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,785)                (1,363)
----------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     19,893                 19,833
----------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT  END OF PERIOD                          17,108               $ 18,470
----------------------------------------------------------------------------------------------------
 CASH  PAID DURING THE PERIOD:
    Interest                                                        $  2,875               $  1,762
    Income taxes                                                          28                      -
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Transfer of loans held-for-sale to accounts receivable             2,350                      -
    Transfer of loans to other real estate owned                         644                    233
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                          REGENCY BANCORP AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries (the "Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and Regency Investment Advisors, Inc. ("RIA"). RIA provides investment management and consulting services. The Bank has one wholly-owned subsidiary, Regency Service Corporation, a California corporation ("RSC"), that has engaged in the business of real estate development primarily in the Fresno/Clovis area. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Accordingly, the Company included unrealized gains and losses on available-for-sale securities in comprehensive earnings in the accompanying statement of operations for the three and six months ended June 30, 1998 and 1997.

       In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprises business segments and related disclosures about its products, services, geographic areas and major customers. This Statement is effective for fiscal years after December 15, 1997. In the initial year of adoption, the Statement applies to annual financial statements only and does not apply to interim financial statements. In the year subsequent to adoption, interim financial statements will be required to include segment information. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. - Investment Securities

       During the period between December 31, 1997, and June 30, 1998, the Company recorded a net increase in the value of its available-for-sale portfolio of $10,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:


--------------------------------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES           JUNE 30, 1998       DECEMBER 31, 1997
--------------------------------------------------------------------------------
                                     Amortized       Fair  Amortized        Fair
 (In thousands)                           Cost      Value       Cost       Value
--------------------------------------------------------------------------------

 U.S. Treasuries                      $  2,000   $  2,002   $  2,007    $  2,012
 U.S. Government Agencies               16,449     16,520     17,431      17,489
 Mortgage-backed securities             11,157      7,104     11,541      11,647
 State and Political Subdivisions        6,909     11,258      5,441       5,624
 Equity Securities                         214        214        214         214
--------------------------------------------------------------------------------
 Total                                $ 36,729   $ 37,098   $ 36,634    $ 36,986
--------------------------------------------------------------------------------


At June 30, 1998 and December 31, 1997, the Company held no securities classified as held-to-maturity.

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding, as well as, a percentage of total loans. Further discussion of the Company's loan portfolio can be found in "Item No. 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis".


---------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)           JUNE 30, 1998               DECEMBER 31, 1997
---------------------------------------------------------------------------------------------
                                                     Percent of                    Percent of
                                          Amount    Total Loans         Amount    Total Loans
---------------------------------------------------------------------------------------------

 Commercial                              $ 92,438         64.9%      $  75,487          58.3%
 Real estate mortgage                      17,181         12.1%         14,900          11.5%
 Real estate construction                  22,972         16.1%         30,128          23.2%
 Consumer and other                         9,790          6.9%          9,120           7.0%
 Subtotal                                $142,381        100.0%      $ 129,635         100.0%
---------------------------------------------------------------------------------------------
 Less:
 Unearned discount                            547                          623
 Deferred loan fees                           432                          363
 Allowances for credit losses               2,614                        2,219
---------------------------------------------------------------------------------------------
 Total loans, net                        $138,788                    $ 126,430
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

NOTE 5. - EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that
then shared in the earnings of the Company.   Diluted loss per common share
is equal to basic loss per common share for the three and six month periods ended June 30, 1997 because the effect of potentially dilutive securities under the stock option plans were antidilutive.

The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation for the three and six month periods ended June 30, 1998 and 1997:


---------------------------------------------------------------------------------------------------------------
                                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   ENDED JUNE 30,           ENDED JUNE 30,
-------------------------------------------------               -----------------------  ----------------------
                                                                     1998         1997        1998         1997
-------------------------------------------------               ----------    ---------  ---------    ---------
Basic EPS Computation:
  Net income (loss)                                                 $ 629    $  (2,142)    $ 1,148    $  (1,907)
  Average common shares outstanding                             2,624,000    1,859,000   2,623,000    1,845,000
-------------------------------------------------               ----------    ---------  ---------    ---------
Basic EPS                                                           $ .24      $ (1.15)      $ .44    $   (1.03)
-------------------------------------------------               ----------    ---------  ---------    ---------
Diluted EPS Computation:
  Net income (loss)                                                 $ 629     $ (2,142)    $ 1,148    $  (1,907)
  Average common shares outstanding                             2,624,000    1,859,000   2,623,000    1,845,000
  Stock options and warrants                                      183,000            -     173,000            -
-------------------------------------------------               ----------    ---------  ---------    ---------
                                                                2,807,000    1,859,000   2,796,000    1,845,000
-------------------------------------------------               ----------    ---------  ---------    ---------
Diluted EPS                                                         $ .22     $  (1.15)       $.41    $   (1.03)
-------------------------------------------------               ----------    ---------  ---------    ---------
-------------------------------------------------               ----------    ---------  ---------    ---------

               Options to purchase 40,000 and 70,000 shares of common stock at various prices per share were outstanding at June 30, 1998 and 1997, respectively, but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the periods then ended.

NOTE 6. - COMMITMENTS AND CONTINGENT LIABILITIES

       As a result of an examination of the Bank as of June 30, 1997, the FDIC determined that the Company required special supervisory attention. The Bank consented to an FDIC Order on October 28, 1997. The FDIC Order is a "cease-and-desist order" for the purposes of Section 8 of the Federal Deposit Insurance Act, and violation of the FDIC Order by the Bank can give rise to enforcement proceedings under Section 8 of the Federal Deposit Insurance Act. In addition, as a result of an examination of the Bank as of June 30, 1997, the California Department of Financial Institutions ("CDFI") and the Bank have stipulated to the issuance of the State Order by the Department of Financial Institutions which State Order is a final order pursuant to Section 1913 of the California Financial Code. These orders, their specific conditions, and the Banks actions to comply are discussed in greater detail under the heading "Administrative Orders" on pages 12 and 13, below.

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

     FINANCIAL SUMMARY

     The first six months of 1998 were marked by substantially improved earnings, record asset levels, record loan levels, and the reduction of RSC's real estate investment assets from $11 million at June 30, 1997 to a net balance of $0 at June 30, 1998. Additionally, RIA's client assets under management topped $100 million for the first time, the Bank took steps to become both a Federal Reserve and Federal Home Loan Bank member, and Regency Bancorp stock began trading on the Nasdaq national market system.

     At June 30, 1997, RSC held 260 single family real estate units for sale representing assets of $11,000,000. During the last twelve months, RSC has sold 255 of these homes and lots leaving five units remaining at June 30, 1998. More importantly the carrying value of the five units remaining has been reduced to $0 on the Company's books. This is the first time since the end of 1984, thirteen and a half years ago, that the Company has not carried real estate investment assets on its balance sheet.

     The reduction of RSC's holdings has allowed the Company to increase its earning assets, most significantly in the loan portfolio. Total loans increased to $142,381,000 at June 30, 1998, up 9.9% from year-end and up 26.6% in the last twelve months. During the last twelve months ending June 30, 1998, interest earning assets have increased by $27,200,000, while the Company's total assets have grown by $18,700,000 reaching a record $205,632,000 at quarter end. The tremendous growth in loans and other earning assets has allowed the Company to improve its interest margin and subsequently its bottom line income.

     For the first six months ending June 30, 1998, consolidated net income totaled $1,148,000 compared to a net loss of $(1,907,000) for the period ended June 30, 1997, an increase of $3,052,000. Net income for the second quarter of 1998 increased to $629,000 as compared to a net loss of $(2,142,000) in the second quarter of 1997. Earnings/(loss) per weighted average common share were $.24 for the second quarter of 1998 and $.44 for the first six months of 1998, compared to a $(1.15) per share loss in the second quarter of 1997 and $(1.03) for the six month period ended

June 30, 1997. The Company paid no cash dividends in either the second quarter of 1998 or 1997. The Company's return on average assets improved to 1.19% for the first six months of 1998 compared to (2.12)% for the first six months of 1997. Return on average common equity for the first six months of 1998 was 12.0% compared to (27.8)% for the same period in 1997.

     In addition to improving the revenue side of the income statement, management and staff have focused attention on expenses with the goal to continually improve efficiency by controlling operating expense as the Company grows. Over the past year, operating efficiency has shown steady improvement. Noninterest expense to average assets, one measurement of efficiency, has dropped from 9.28% for the first six months of 1997 to 5.31% for the first six months of 1998. Detail for the various expense items that make up total noninterest expense can be found on pages 23 and 24. At June 30, 1998, the Company's total risk-based capital ratio was 14.90% while the leverage ratio was 9.20%.

     During the second quarter of 1998, the Bank filed an application to become a member of the Federal Reserve System. In May 1998, the Federal Reserve Bank ("FRB") conducted a pre-membership examination and concurrently the California Department of Financial Institutions ("CDFI") conducted their regularly scheduled exam as well. Based upon the comments made at the conclusion of the examination, the Bank anticipates becoming a member of the Federal Reserve System during the third quarter of 1998. Additionally, management anticipates that the administrative orders, described below, will be removed prior to year end 1998.

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

     The FDIC Order provides that the Bank must: (a) retain qualified management; (b) increase on or before December 31, 1997, and thereafter maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%; (c) eliminate from its books classified assets not previously collected or charged off; (d) not extend additional credit to borrowers with previous classified or charged off credits which are uncollected; (e) not engage in any activities not permissible for a national bank subsidiary, except that the Bank and RSC may continue real estate activities as permitted by the FDIC's letter of November 29, 1996, to the Bank requiring, among other things, that RSC divest all properties held by it not later than December 31, 1998; (f) review the adequacy of the Bank's allowance for loan and lease losses and establish a comprehensive policy for determining its adequacy on a quarterly basis; (g) develop a plan to control overhead and other expenses and restore the Bank to profitability; (h) prepare a business/strategic plan for the operation of the Bank acceptable to the FDIC; (i) not pay cash dividends in any amount except with the prior written consent of the FDIC and the CDFI; and (j) furnish quarterly written progress reports to the FDIC and the CDFI detailing the form and manner of any actions taken to comply with the Administrative Orders.

     As a result of an examination of the Bank as of June 30, 1997, the CDFI and the Bank have stipulated to the issuance of the State Order by the Department of Financial Institutions which State Order is a final order pursuant to Section 1913 of the California Financial Code.

     The State Order provides that the Bank must: (a) retain management and maintain a Board of Directors for the Bank and RSC acceptable to the CDFI and FDIC; (b) increase and maintain tangible shareholders' equity (shareholders' equity less intangible assets) to an amount not less than the greater of (i) 7% of its tangible assets (total assets less intangible assets) or (ii) $14,000,000; (c) maintain an adequate allowance for loan and lease losses;
(d) cause RSC to maintain an adequate reserve for losses on its real estate investments; (e) cause RSC to reduce the assets classified as substandard so that the amount of such assets shall not exceed $10,115,000 by December 31, 1997, $8,750,000 by March 31, 1998, $7,100,000 by June 30, 1998 and
$4,900,000 by September 30, 1998; (f) develop, adopt and implement a plan acceptable to the CDFI for divestiture of RSC and all of RSC's real estate investments by not later than December 31, 1998; (g) not make any distribution to shareholders except with the prior written approval of the CDFI; and (h) furnish written progress reports within thirty (30) days after the end of each quarter to the CDFI and the FDIC describing actions to comply with the State Order.

     As of the date of this Form 10-Q, the Company and the Bank have taken certain actions to comply with the Administrative Orders, which included raising capital through a private offering, which closed in the fourth
quarter of 1997.   Based upon comments made at the conclusion of the FRB/CDFI joint examination in the second quarter of 1998, management believes the Bank is in full compliance with the orders and anticipates the orders being removed prior to year-end 1998.

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

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND   INTEREST RATES


---------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE THREE MONTHS ENDED JUNE 30,                               1998                                 1997
---------------------------------------------------------------------------------------------------------------------------
                                                        Average     Yield/                  Average    Yield/
                                                        Balance       Rate    Interest      Balance      Rate     Interest
---------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                            $ 137,823     11.96%     $ 4,111    $ 105,732    11.02%      $ 2,904
 Investment securities (2)                               34,140      6.01%         511       37,381     6.59%          614
 Federal funds sold & other                               5,315      5.49%          72       10,274     5.50%          141
---------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning assets                        $ 177,278     10.62%     $ 4,694    $ 153,387     9.57%      $ 3,659
---------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                            (2,386)                             (1,677)
 Cash and due from banks                                 11,486                               9,000
 Real estate investments                                  1,118                              15,453
 OREO                                                       872                                 409
 Premises and equivalent, net                             1,678                               2,143
 Cash surrender value of life insurance                   3,086                               2,949
 Accrued interest receivable and other assets             4,967                               4,570
---------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                                 $ 198,099                           $ 186,234
---------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                  $ 48,977      2.35%       $ 286    $ 48,913      2.50%        $ 305
 Savings accounts                                        37,849      4.04%         381      33,552      4.04%          338
 Time deposits                                           46,532      5.38%         625      48,590      5.51%          667
 Federal funds purchased , notes payable
    and other                                               522     16.48%          21       3,864      2.08%           20
---------------------------------------------------------------------------------------------------------------------------
 Total  Interest-bearing liabilities                  $ 133,880      3.94%     $ 1,313    $ 134,919     3.95%      $ 1,330
---------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                    41,416                              35,042
 Other liabilities                                        3,140                               2,257
---------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                      178,436                             172,218
 Shareholders' Equity:
 Common stock                                            15,230                               9,208
 Retained earnings                                        4,243                               4,922
 Unrealized gain / (loss)  on investment
    securities                                              190                               (114)
---------------------------------------------------------------------------------------------------------------------------
 Total Shareholders Equity                               19,663                            $ 14,016
---------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                              $ 198,099                           $ 186,234
---------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                           $ 3,381                             $ 2,329
---------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                         10.62%                              9.57%
 Interest expense as a percentage of average
    interest-earning assets                                        (2.97%)                            (3.48%)
---------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                 7.65%                              6.09%
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $298,000 and $320,000 for the three months ended June 30, 1998 and 1997, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

  CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND   INTEREST RATES



---------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
 FOR THE THREE MONTHS ENDED JUNE 30,                               1998                                 1997
---------------------------------------------------------------------------------------------------------------------------
                                                        Average     Yield/                  Average    Yield/
                                                        Balance       Rate    Interest      Balance      Rate     Interest
---------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Interest-earning assets:
 Loans (1)                                            $ 134,362    11.49%     $7,654      $ 104,159    11.04%   $ 5,704
 Investment securities (2)                               34,881     6.12%      1,058         35,092     6.60%     1,148
 Federal funds sold & other                               3,969     5.39%        106          9,532     5.39%       255
---------------------------------------------------------------------------------------------------------------------------
 Total Interest-earning assets                        $ 173,212    10.26%    $ 8,818      $ 148,783     9.63%   $ 7,107
---------------------------------------------------------------------------------------------------------------------------
 Noninterest-earning assets:
 Allowance for credit losses                            (2,335)                             (1,675)
 Cash and due from banks                                 11,056                               8,834
 Real estate investments                                  1,952                              15,744
 OREO                                                       686                                 413
 Premises and equivalent, net                             1,714                               2,196
 Cash surrender value of life insurance                   3,068                               2,932
 Accrued interest receivable and other assets             4,917                               4,260
---------------------------------------------------------------------------------------------------------------------------
 Total Average Assets                                   194,270                           $ 181,487
---------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Interest-bearing liabilities:
 Transaction accounts                                  $ 48,146     2.35%      $ 561       $ 47,999     2.55%        $ 607
 Savings accounts                                        37,220     4.05%        748         31,378     4.07%          634
 Time deposits                                           45,950     5.38%      1,225         48,690     5.50%        1,328
 Federal funds purchased, notes payable
    and other                                             1,212    10.67%         62          4,259     1.89%           40
---------------------------------------------------------------------------------------------------------------------------
 Total  Interest-bearing liabilities                  $ 132,528     3.95%    $ 2,596      $ 132,326     3.98%      $ 2,609
---------------------------------------------------------------------------------------------------------------------------
 Noninterest-bearing liabilities:
 Transaction accounts                                    39,733                              33,021
 Other liabilities                                        2,652                               2,291
---------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                      174,913                             167,638
 Shareholders' Equity:
 Common stock                                            15,217                               9,096
 Retained earnings                                        3,919                               4,815
 Unrealized gain / (loss)  on investment
    securities                                              221                                (62)
---------------------------------------------------------------------------------------------------------------------------
 Total Shareholders Equity                             $ 19,357                            $ 13,849
---------------------------------------------------------------------------------------------------------------------------
 Total average liabilities and
    shareholders' equity                              $ 194,270                           $ 181,487
---------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                         $ 6,222                               $ 4,498
---------------------------------------------------------------------------------------------------------------------------
 Interest income as a percentage of average
    interest-earning assets                                        10.26%                               9.63%
 Interest expense as a percentage of average
    interest-earning assets                                       (3.02%)                             (3.54%)
---------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin                                                7.24%                               6.09%
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $576,000 and $606,000 for the six months ended June 30, 1998, and 1997, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.
                                15

     Changes in the interest margin can be attributed to changes in the yield on interest earning assets, the rate paid on interest bearing liabilities, as well as, changes in the volume of interest earning assets and interest bearing liabilities. The following tables present the dollar amount of certain changes in interest income and expense for each major component of interest earning assets and interest bearing liabilities and the difference attributable to changes in average rates and volumes for the periods indicated.

     VOLUME/RATE ANALYSIS


-----------------------------------------------------------------------------------------------------
 (IN THOUSANDS)
 FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997    VOLUME (1)      RATE (1)         TOTAL
-----------------------------------------------------------------------------------------------------
 Net Interest Earnings Variance Analysis
 Increase (decrease) in interest income:
 Loans                                                            $  940       $  267      $  1,207
 Investment securities (2)                                          (51)         (52)         (103)
 Federal funds sold and other                                       (67)          (2)          (69)
-----------------------------------------------------------------------------------------------------
 Total                                                               822          213         1,035
-----------------------------------------------------------------------------------------------------
 Increase (decrease) in interest expense:
 Transaction accounts                                                  -         (19)          (19)
 Savings accounts                                                     43            -            43
 Certificates of deposit                                            (28)         (14)          (42)
 Federal funds purchased and other                                     -            1             1
-----------------------------------------------------------------------------------------------------
 Total                                                                15         (32)          (17)
-----------------------------------------------------------------------------------------------------
 Increase (decrease) in net interest income                       $  807       $  245      $  1,052
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

     Net interest income before the provision for credit losses was $3,381,000 for the second quarter of 1998 as compared to $2,329,000 for the
comparable period of 1997, an increase of $1,052,000 or 45.2%.   The net
interest margin for the second quarter ended June 30, 1998 was 7.65% compared to 6.09% during the comparable period in 1997. The increase in net interest income and net interest margin was primarily attributable to a larger earning asset base, as well as, a significant increase in the net interest margin. The increase in earning assets, primarily in the loan portfolio, was the result of the Bank holding new production SBA and B&I loans rather than selling these loans on the secondary market. This shift to a greater proportion of loans compared to lower yielding investments and federal funds sold resulted in the Company's earning asset yield rising to 10.62% during the second quarter of 1998, compared to 9.57% in the second quarter of 1997. The yield on earning assets was also augmented by a lower number of nonaccrual loans and the recovery of a significant amount of interest on RSC loans that had previously been on nonaccrual. This recovery of interest during 1998's second quarter had the effect of increasing the net interest
margin approximately 67 basis points on average.   In addition to the
increase in earning assets and earning asset yield, the Company was able to lower its cost of funds primarily through the use of cash liberated from the sale of RSC's real estate investments.

     Average interest-earning assets for the second quarter ended June 30, 1998 increased to $177,278,000 from $153,387,000 for the comparable period in 1997 an increase of $23,891,000 or 15.6%. Average loans increased by $32,091,000 to $137,823,000 representing 77.7% of average interest-earning assets for the second quarter of 1998, compared to $105,732,000 or 68.9% for the second quarter of 1997. The yield on average loans increased to 11.96% for the second quarter of 1998, from 11.02% for the comparable period in 1997, primarily due to recoveries of nonaccrued interest on RSC loans.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short-term investments. These investments are maintained to meet the liquidity requirements of the Company, as well as, pledging requirements on certain deposits and typically have a lower yield than loans. The yield on investments decreased to 6.01% for the second quarter ended June 30, 1998, from 6.59% in the comparable period in 1997. On a fully tax equivalent basis the yield on investments was 6.55% for the second quarter ended June 30, 1998 compared to 6.74% for the second quarter ended June 30, 1997. The primary causes of the decline in investment yield were older, higher yielding bonds maturing and being replaced by lower yielding investments due to lower interest rates in the bond market and a flat yield curve. Excess liquidity is invested in federal funds sold on an overnight basis. During 1998, lower balances were maintained in federal funds sold in an effort to maximize the net interest margin. The yield on federal funds sold was 5.49% in the second quarter of 1998 compared to 5.50% in the comparable period in 1997.

     Average interest-bearing liabilities for the second quarter ended June 30, 1998 decreased to $133,880,000 from $134,919,000 for the comparable period in 1997, a decline of $1,039,000 or 0.8%. For the second quarter ended June 30, 1998, the average interest rate paid on interest-bearing liabilities decreased slightly to 3.94% from an average rate of 3.95% paid during the second quarter of 1997.


--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997          VOLUME (1)      RATE (1)         TOTAL
--------------------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                              $  1,712      $  238        $  1,950
Investment securities (2)                                               (7)        (83)            (90)
Federal funds sold and other                                          (149)           -           (149)
--------------------------------------------------------------------------------------------------------
Total                                                                 1,556         155           1,711
--------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                                      2        (48)            (46)
Savings accounts                                                        117         (3)             114
Certificates of deposit                                                (74)        (29)           (103)
Federal funds purchased and other                                       (4)          26              22
--------------------------------------------------------------------------------------------------------
Total                                                                    41        (54)            (13)
--------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                         $  1,515      $  209        $  1,724
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Net interest income before the provision for credit losses was $6,222,000 for the first six months of 1998 as compared to $4,498,000 for the first six months of 1997, an increase of $1,724,000 or 38.3%. The increase was primarily attributable to a larger earning asset base, as well as, an increase in the net interest margin. The increase in earning assets, primarily in the loan portfolio, was the result of the Bank retaining SBA and B&I loans rather than selling these loans on the secondary market. This shift of assets into a larger loan portfolio resulted in the Company's earning asset yield rising to 10.26% during the first six months of 1998, compared to 9.63% for the first six months of 1997. The net interest margin for the six months ended June 30, 1998 was 7.24% compared to 6.09% during the comparable period in 1997. The increased yield on earning assets and net interest margin was augmented by a lower number of nonaccrual loans and the recovery of interest that had previously been on nonaccrual. This recovery of interest during 1998's second quarter had the effect of increasing the net interest margin approximately 34 basis points on average for the first six months of 1998

     Average interest-earning assets for the six months ended June 30, 1998 increased to $173,212,000 from $148,783,000 for the comparable period in 1997, an increase of $24,429,000 or 16.4%. Average loans increased by $30,203,000 to $134,362,000 representing 77.6% of average interest-earning assets for the first six months of 1998, compared to $104,159,000 or 70.0% for the first six months of 1997. The yield on average loans increased to 11.49% for the first six months of 1998, from 11.04% for the comparable period in 1997, primarily due to recoveries of nonaccrued interest on RSC loans.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short-term investments. These investments are maintained to meet the liquidity requirements of the Company, as well as, pledging requirements on certain deposits and typically have a lower yield than loans. The yield on investments decreased to 6.12% for the six-month period ended June 30, 1998, from 6.60% in the comparable period in 1997. On a fully tax equivalent basis the yield on investments was 6.57% for the six months ended June 30, 1998, compared to 6.76% for the six months ended June 30, 1997. The primary cause of the decline in investment yield was lower interest rates in the bond market and a flat yield curve. Additionally, the Company increased the percentage of tax free municipal bonds held in its investment portfolio. These bonds typically carry lower coupons, however the interest earned is exempt from federal tax. Excess liquidity is invested in federal funds sold on an overnight basis. During 1998, lower balances were maintained in federal funds sold in an effort to maximize the net interest margin. The yield on federal funds sold for the first six months of 1998 and 1997 was identical at 5.39%.

     Average interest-bearing liabilities for the six months ended June 30, 1998 grew very little to $132,528,000 from $132,326,000 for the comparable period in 1997, an increase of $202,000 or 0.2%. For the first six months ended June 30, 1998, the average interest rate paid on interest-bearing liabilities decreased to 3.95% from an average rate of 3.98% paid during the first six months of 1997.

     NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (SBA loan originations and servicing and depositor service charges), as well as, from the Company's investment advisory firm, RIA.


------------------------------------------------------------------------------------------------------------------
                                                           FOR THE THREE MONTHS             FOR  THE SIX MONTHS
 (IN THOUSANDS)                                               ENDED JUNE 30,                  ENDED JUNE 30,
---------------------------------------------------       ---------    ------------    ------------  -------------
                                                            1998            1997            1998           1997
---------------------------------------------------       ---------    ------------    ------------  -------------
 Other Noninterest Income:
 Gain-on-sale of loans                                    $  207       $     216          $  222        $   486
 Depositor service charges                                   118              96             230            194
 Income from investment management services                  229             188             445            402
 Gain/(loss)-on-sale of securities                             -            (36)               5           (34)
 Gain-on-sale of assets                                        -               -               -              4
 Servicing fees on loans sold                                 10              81              79            167
 Other                                                       112              74             182            181
---------------------------------------------------       ---------    ------------    ------------  -------------
 Total                                                    $  676           $ 619         $ 1,163        $ 1,400
---------------------------------------------------       ---------    ------------    ------------  -------------
---------------------------------------------------       ---------    ------------    ------------  -------------


     During the second quarter of 1998, the Company recognized noninterest income of $676,000, compared to $619,000 for the same period in 1997, an
increase of $57,000 or 9.2%.   For the first six months of 1998, noninterest
income was $1,163,000, compared to $1,400,000 for the first six months of 1997, a decrease of $237,000 or 16.9%. The decline for the first six months was primarily attributable to lower gains on the sale of loans due to the decision to retain a larger portfolio of these loans in the Bank's loan portfolio, as well as, a decline in income from servicing fees on the loans sold.

     LOAN ORIGINATION & SALES

     The Bank originates various types of loans that may be sold on active secondary markets. Types of loans originated that are saleable include: loans made under the U.S. Small Business Administration ("SBA") program that generally provide for SBA guarantees of 70% to 90% of each loan; loans made under the U.S. Department of Agriculture's Business and Industry ("B & I") loan program; and conventional real estate mortgage loans. Historically, the majority of the Bank's gain on sale of loans has come from SBA loan sales. During 1997, the Company decided to hold the majority of SBA and B&I loans originated to more rapidly build its loan portfolio and increase interest income.

     From time to time the Bank evaluates the valuations available on various groups of loans and may sell groups of loans in an effort to maximize value. During the quarter ended June 30, 1998, the Bank sold one pool of SBA loans totaling approximately $2,300,000, in addition to its mortgage origination activity. Net income from loans sold in the second quarter of 1998 was $207,000 compared to $216,000 in the second quarter of 1997. For the six months ended June 30, 1998, gains on the sale of loans was $222,000 compared to $486,000 during the first six months of 1997, a decrease of $264,000. The primary cause of the decline in income from the sale of loans for the first six months of 1998 compared to the first six months of 1997 was the decision to hold a larger portfolio of SBA guaranteed loans in the Bank's portfolio.

     An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the second quarter ended June 30, 1998, servicing income totaled $10,000, compared to servicing income of $81,000 during the quarter ended June 30, 1997. For the six months ended June 30, 1998, servicing income totaled $79,000, a decrease of $88,000 compared to $167,000 during the first six months of 1997. The decline in servicing income in 1998 compared to 1997 was the result of a smaller portfolio of loans serviced during 1998 and the amortization of capitalized servicing fees on previously sold loans that have pre-paid at an accelerated rate.

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

     During the second quarter of 1998, RSC continued its effort toward total divestiture of its real estate holdings with the sale of 14 additional homes and lots. As of June 30, 1998, RSC had only five units remaining compared to 66 units remaining at December 31, 1997 and 260 units remaining at June 30, 1997. In the quarter ended June 30, 1998, RSC recorded a loss from the sale of the 14 properties of $221,000 compared to a loss of $3,350,000 in the second quarter of 1997.

     When viewed on a stand-alone basis, RSC's activities (losses from the sale of properties plus operating expenses plus income) combined to produce a net loss at RSC of only $8,000 for the first six months of 1998. During the most recent quarter RSC was able to recover interest from loans previously on nonaccrual as well as $125,000 of principal from previously charged-off loans. The recovery of principal increased the Company and RSC's reserve for credit losses.

     Management expects that RSC's performance for the remainder of 1998 will be similar to the first six months and that any losses recorded on the sale of properties will be generally offset by income or previously established reserves. Additional discussion of loans made by RSC to facilitate the sale of its properties and, in general, of the Company's investment in RSC, is contained in this report under the headings, "Nonperforming Loans" and "Investments in Real Estate."

     REGENCY INVESTMENT ADVISORS

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

     Revenue from RIA for the second quarter of 1998 increased to $229,000 from $188,000 in the same period of 1997, an increase of $41,000 or 21.8%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $37,000 in the second quarter of 1998 compared to after-tax income of $21,000 in the second quarter of 1997.

     For the six months ended June 30, 1998, revenue from RIA increased to $445,000 from $402,000 for the same period in 1997, an increase of $43,000 or 10.7%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $69,000 for the six months ended June 30, 1998, compared to after tax income of $48,000 for the same period in 1997, and increase of 43.8%. RIA's operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

     RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of June 30, 1998, RIA had $100,200,000 in assets under management, an increase of $19,900,000, or 24.8% compared to $80,300,000 as of June 30, 1997. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

     SECOND  QUARTER  NONINTEREST  EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:


----------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE THREE MONTHS ENDED  JUNE 30,                         1998                         1997
----------------------------------------------------------------------------------------------------------------
                                                                        Percent of                    Percent of
                                                                          Average                       Average
                                                             Amount        Assets         Amount         Assets
----------------------------------------------------------------------------------------------------------------

 Noninterest Expense:
 Loss from investments in real estate                        $  221          .45%        $ 3,350          7.21%
 Salaries and related benefits                                1,245         2.51%          1,233          2.65%
 Occupancy                                                      379          .77%            411          0.88%
 FDIC insurance and regulatory assessments                      115          .23%             22          0.05%
 Marketing                                                      144          .29%            142          0.31%
 Professional services                                          159          .32%            157          0.34%
 Director's fees and expenses                                    46          .09%             80          0.17%
 Management fees for real estate projects                         -            -               4          0.01%
 Supplies, telephone & postage                                   83          .17%             84          0.18%
 Other                                                          423          .86%            323          0.70%
----------------------------------------------------------------------------------------------------------------
 TOTAL                                                      $ 2,815         5.69%        $ 5,806         12.50%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

     Noninterest expense decreased substantially by $2,991,000 or 51.5% to $2,815,000 for the three months ended June 30, 1998, compared to $5,806,000 during the same period of 1997. The large drop in noninterest expense between the second quarter of 1997 and 1998 was due to significantly lower losses on RSC's investment in real estate between the two periods. The loss in 1997 on investments in real estate resulted from expense for additional reserves as well as the direct writedown of properties to facilitate the rapid disposition of RSC's remaining assets. When compared to average assets for the respective periods, noninterest expense decreased to 5.69% in the second quarter of 1998 compared to 12.50% in the comparable period in 1997.

     The reduction of noninterest expense as a percentage of average assets is a central part of the Company's overall plan to increase earnings through improved efficiency. As a percentage of average assets, most expense categories decreased over the past twelve months. However, certain categories showed an increase; FDIC insurance and regulatory assessments increased by more than 400% or $93,000 to $115,000 for the quarter ended June 30, 1998, compared to only $22,000 during the comparable quarter in 1997. This substantial increase is the direct result of the FDIC and CDFI administrative orders, as well as, the Bank's average capital level during the third and fourth quarters of 1997. Management expects the Bank's insurance premiums to decrease during the second half of 1998 due to higher capital levels and progress made related to the disposal of RSC assets. The other category of noninterest expense increased to $423,000, for the second quarter of 1998, an increase of $100,000, or 31% from $323,000 in the comparable period of 1997. The primary cause of this increase was related to costs associated with the Bank's OREO properties which were $103,000 higher in the second quarter of 1998 compared to the same period in 1997.

     All other noninterest expense categories declined as a percentage of average assets with salaries and related benefits, the Company's largest noninterest expense category, declining from 2.66% in the second quarter of 1997 to 2.53% in the second quarter of 1998. The Company has been able to maintain the number of full time equivalent employees at or near levels of a year ago while average assets have grown by 6.4%.

 NONINTEREST EXPENSE  YEAR-TO-DATE


------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PERCENTAGES)
 FOR THE Six MONTHS ENDED  JUNE 30,                           1998                         1997
------------------------------------------------------------------------------------------------------------------
                                                                        Percent of                    Percent of
                                                                          Average                       Average
                                                             Amount        Assets         Amount         Assets
------------------------------------------------------------------------------------------------------------------

Other Expense:
Loss from investments in real estate                       $   214          .22%        $ 3,590          3.99%
Salaries and related benefits                                2,441         2.53%          2,397          2.66%
Occupancy                                                      739          .77%            814          0.90%
FDIC insurance and regulatory assessments                      228          .24%             44          0.05%
Marketing                                                      270          .28%            232          0.26%
Professional services                                          331          .34%            278          0.31%
Director's fees and expenses                                    99          .10%            176          0.20%
Management fees for real estate projects                         -            -             112          0.12%
Supplies, telephone & postage                                  164          .17%            163          0.18%
Other                                                          633          .66%            545          0.61%
------------------------------------------------------------------------------------------------------------------
TOTAL                                                      $ 5,119         5.31%        $ 8,351          9.28%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

     As with the second quarter, 1998's year-to-date noninterest expense decreased substantially primarily as a result of lower losses from investments in real estate. For the first six months of 1998, RSC's losses on real estate were $214,000, a decline of $3,376,000 or 94% from $3,590,000 in the first six months of 1997. The large losses in 1997 resulted from expense for reserves and the writedown of properties to facilitate the rapid disposition of RSC's remaining assets. FDIC insurance and regulatory assessments increased by more than 400% or $184,000 to $228,000 for the first six months of 1998, compared to $44,000 during the comparable period in 1997. This substantial increase is the direct result of the FDIC and CDFI administrative orders, as well as, the Bank's average capital level during the third and fourth quarters of 1997. Salaries and related benefits, professional services and marketing grew modestly in the six months ended June 30, 1998 compared to 1997 respectively, however, as a percentage of average assets they declined by a cumulative .08%. The Other noninterest expense category increased to $633,000, for the first six months of 1998, an increase of $88,000 compared to the first six months of 1997, as a result of higher expenses related to the sale of Bank OREO properties. Occupancy expense, director fees and expense, and management fees for real estate projects all declined. Overall, the Company's non-interest expense to average assets for the first six months of 1998 declined to 5.31% compared to 9.28% for the comparable period of 1997.

     BALANCE SHEET ANALYSIS

     Total assets at June 30, 1998 were $205,632,000 an increase of 4.0% or
$7,391,000  from $198,241,000 at December 31, 1997.   At June 30, 1998, the
Company's loan portfolio grew to $142,381,000, an increase of $12,746,000 or 9.8% since December 31, 1997. Loan growth was substantially a result of the decision to hold the majority of newly originated SBA and B&I loans, rather than sell them on the secondary market, in an effort to increase higher yielding assets and interest income. Total deposits were $182,318,000 at June 30, 1998, up $6,039,000 or 3.4% from $176,279,000 at December 31, 1997.
At June 30, 1998, the Company's net investment in real estate was reduced to $0 from $4,338,000 at December 31, 1997.

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

     Commercial loans, including SBA and B&I loans, comprised approximately 64.9% of the Company's loan portfolio at June 30, 1998, compared to 58.3% at December 31, 1997 and 58.2% at June 30, 1997. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business with no material industry
concentrations.   Most of these loans have floating rates based upon
underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real estate construction lending comprised 16.1% of the Company's loan portfolio at June 30, 1998, compared to 23.2% of the Company's loan portfolio at December 31, 1997, and 21.4% at June 30, 1997. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer.
Construction loans are secured by deeds of trust on the primary property.
The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as, cost overruns or delays in the sale or completion of a property.

     Real estate mortgage loans comprised 12.1% of the loan portfolio at June 30, 1998, compared to 11.5% at December 31, 1997, and 12.4% of the loan portfolio at June 30, 1997. Real estate mortgage loans are made up of approximately 75% non-residential properties and 25% single-family, residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates, of which, the majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

          Consumer loans represented the remainder of the loan portfolio at June 30, 1998, comprising 6.9% of the loan portfolio compared to 7.0% of total loans at December 31, 1997 and 8.0% at June 30, 1997. This category includes traditional consumer loans, home equity lines of credit, and Visa card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa cards are unsecured.

     RISK ELEMENTS

     The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring, and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to
review the existing loan portfolio.   Management believes its ability to
identify and assess risk and return characteristics of the Company's loan
portfolio is critical for profitability and growth.   Management strives to
continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration, and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan
portfolio.   Additionally, management believes its ability to manage
portfolio credit risk is enhanced by knowledge of the Bank's service area by the Bank's lending personnel and Board of Directors.

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

     At June 30, 1998, nonperforming loans amounted to $1,752,000 or 1.23% of total loans compared to $1,736,000 or 1.34% at December 31, 1997, and $2,496,000 or 2.22% at June 30, 1997. Other real estate owned was $572,000 at June 30, 1998, compared to $503,000 at December 31, 1997. Total nonperforming loans at June 30, 1998, compared to December 31, 1997, were little changed in terms of dollars outstanding, however, as a percentage of total loans, nonperformings dropped slightly as a result of growth in the loan portfolio. Of the total nonperforming loans,

$1,012,000 represented loans RSC made to facilitate the sale of former partnership properties that have loan to value ratios higher than would normally be made by the Bank. Without the non-accrual loans made by RSC, the Bank's loan portfolio at June 30, 1998 had $740,000 in non-accrual loans or 0.52%, compared to $598,000 in non-accrual loans or 0.46% at December 31, 1997. Of the Bank's non-accrual loans (excluding RSC loans) at June 30, 1998, $431,000 represented the portion of SBA loans that are guaranteed by the SBA.
 Beginning in 1997, the SBA changed the requirements for Bank's originating SBA loans which are subsequently sold in the secondary market. Under the new requirement, if a borrower defaults on an SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the originating bank, the originating bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that SBA non-accrual loan levels will be slightly higher.

Following is a table presenting the nonperforming loans for the periods ending June 30, 1998 and December 31, 1997, respectively.


---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                                     JUNE 30, 1998         DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------

Nonperforming Assets:
Nonaccrual RSC loans                                                         $ 1,012                   $ 1,138
Nonaccrual bank loans                                                            740                       598
---------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                            1,752                     1,736
Other real estate owned                                                          572                       503
---------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                     2,324                     2,239
---------------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                                                  141                        48
---------------------------------------------------------------------------------------------------------------
Total loans before allowance for credit losses                             $ 142,381                 $ 129,635
Total assets                                                                 205,632                   198,241
Allowance for possible credit losses                                         (2,614)                   (2,219)
---------------------------------------------------------------------------------------------------------------
Ratios:
Nonperforming loans to total loans                                             1.23%                     1.34%
Nonperforming loans to total loans (excluding RSC loans)                        .52%                      .46%
Nonperforming assets to:
Total loans                                                                    1.63%                     1.73%
Total loans and OREO                                                           1.62%                     1.72%
Total assets                                                                   1.13%                     1.13%
Allowance for possible credit losses  to total  nonperforming                112.47%                    99.11%
assets
Allowance for possible credit losses to loans                                  1.84%                     1.71%
---------------------------------------------------------------------------------------------------------------

     At June 30, 1998 and December 31, 1997, the Company's recorded investments in loans for which an impairment had been recognized totaled $1,498,000 and $1,410,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At June 30, 1998, the related SFAS No. 114 allowance for credit losses considered impaired was $320,000. The Company uses the cash basis method of income recognition for impaired loans. For the six months ended June 30, 1998 and 1997, the Company did not recognize any income on such loans.

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

     The allowance for credit losses totaled $2,614,000 or 1.84% of total loans at June 30, 1998, compared to $2,219,000 or 1.71% at December 31, 1997. This increase is the result of additional provisions for credit losses of $275,000 in the six months ended June 30, 1998, along with net recoveries of previously charged off loans of $120,000. During the second quarter of 1998, RSC recovered $125,000 that had been charged off in prior years. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1997 and June 30, 1998.


------------------------------------------------------------
(In thousands)
------------------------------------------------------------

Balance, December 31, 1997                         $ 2,219
------------------------------------------------------------
Provision charged to expense                           275
Loans charged off                                     (67)
Recoveries                                             187
------------------------------------------------------------
Balance, June 30, 1998                               2,614
------------------------------------------------------------
------------------------------------------------------------

     INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is currently the sole owner of one residential lot and is a limited partner in two projects with a total of four model homes remaining for sale. The number of units remaining for sale declined to five at June 30, 1998, from 66 at December 31, 1997, and 260 units one year ago. During the six month period ended June 30, 1998, RSC reduced its net investment in real estate to $0, from $4,067,000 at December 31, 1997 and from $10,989,000 at June 30, 1997.

 The following table represents the condensed financial information relative to RSC for the period ending June 30, 1998 and December 31, 1997, respectively.


-------------------------------------------------------------------------------------
(IN THOUSANDS)                                    JUNE 30, 1998   DECEMBER 31, 1997
-------------------------------------------------------------------------------------
Financial Position:
Investments in real estate
Real estate held-for-sale                              $ 147          $ 4,420
Equity in partnerships                                   450              702
-------------------------------------------------------------------------------------
Investment in real estate before allowance               597            5,122
Allowance for real estate losses                       (597)          (1,055)
-------------------------------------------------------------------------------------
Investment in real estate                                $ 0          $ 4,067
-------------------------------------------------------------------------------------
Loans to real estate partnerships and projects         1,329            1,768
Allowance for loan  losses                             (490)            (364)
-------------------------------------------------------------------------------------
Net Loans                                                839            1,404
-------------------------------------------------------------------------------------
Other Assets                                           1,242            2,524
-------------------------------------------------------------------------------------
Liabilities                                            (147)            (144)
-------------------------------------------------------------------------------------
Bank's investment in RSC                              $1,934          $ 7,851
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

     FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major
fluctuations in overall deposit balances.   In order to assist in meeting its
funding needs, the Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of June 30, 1998, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its federal funds lines.

The following table presents the composition of the deposit mix for the period ending June 30, 1998 and December 31, 1997, respectively.


--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                          JUNE 30, 1998                    DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                                Percent of                          Percent of
                                                 Amount     Total Deposits            Amount    Total Deposits
--------------------------------------------------------------------------------------------------------------

Noninterest-bearing transaction accounts       $ 44,448              24.4%          $ 46,744             26.5%
Now and MMI                                      51,731              28.3%            48,616             27.6%
Savings                                          38,546              21.2%            36,498             20.7%
Time under $100,000                              16,069               8.8%            15,778              9.0%
Time $100,000 and over                           31,524              17.3%            28,643             16.2%
--------------------------------------------------------------------------------------------------------------
Total  Interest-bearing Deposits                137,870              75.6%           129,535             73.5%
--------------------------------------------------------------------------------------------------------------
Total Deposits                                 $182,318             100.0%         $ 176,279            100.0%
--------------------------------------------------------------------------------------------------------------

     LIQUIDITY

     Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains a line of credit with a correspondent bank for up to $5,000,000 available on a short-term basis and has applied for membership to the Federal Home Loan Bank ("FHLB") which will provide additional borrowing capacity in the future.
 Additionally, the Bank maintains a substantial portfolio of SBA loans either available for sale or in its portfolio that could be sold should additional liquidity be required.

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


-----------------------------------------------------------------------------------------------------------------------------------
                                                               NEXT DAY     AFTER THREE          AFTER
                                                             BUT WITHIN          MONTHS       ONE YEAR
 (IN THOUSANDS, EXCEPT PERCENTAGES)                               THREE      BUT WITHIN     BUT WITHIN          AFTER
 AS OF JUNE 30, 1998                          IMMEDIATELY        MONTHS       12 MONTHS     FIVE YEARS     FIVE YEARS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

 Interest Rate Sensitivity Gap:
 Loans (1)                                      $  52,194     $  51,181       $  8,617      $  23,362      $   5,275     $ 140,629
 Investment securities and other                      214        13,063         10,411          6,679          6,362        36,729
-----------------------------------------------------------------------------------------------------------------------------------
 Total Earning Assets                           $  52,408     $  64,244      $  19,028      $  30,041      $  11,637     $ 177,358
-----------------------------------------------------------------------------------------------------------------------------------
 Interest-bearing transaction accounts             51,732             -              -              -              -        51,732
 Savings accounts                                  35,460         3,086              -              -              -        38,546
 Time deposits                                          -        17,045         20,331          9,297            919        47,592
 Federal funds  purchased                               -             -              -              -              -             -
-----------------------------------------------------------------------------------------------------------------------------------
 Total  Interest-Bearing Liabilities            $  87,192     $  20,131      $  20,331       $  9,297       $    919     $ 137,870
-----------------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                   (34,784)        44,113        (1,303)         20,744         10,718
 Cumulative gap                                  (34,784)         9,329          8,026         28,770         39,488
 Cumulative gap percentage to
    interest earning assets                      (19.61%)         5.26%          4.53%         16.22%         22.26%
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $1,752,000.

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

     The Company and Bank's actual capital amounts (in thousands) and ratios, as of June 30, 1998, are also presented in the following table:


                                                                                                          TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                         FOR  CAPITAL ADEQUACY          PROMPT CORRECTIVE
                                                                                PURPOSES                ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 1998                            AMOUNT       RATIO          AMOUNT         RATIO          AMOUNT         RATIO
------------------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets:)
  Company                                       $19,750       14.90%        >=$10,603       >=8.00%               N/A
  Regency Bank                                  $16,919       12.76%        >=$10,608       >=8.00%      >=$ 13,260     >=10.00%

Tier 1 Capital (to Risk Weighted Assets):
  Company                                       $18,081       13.64%        >=$ 5,302       >=4.00%               N/A
  Regency Bank                                  $15,250       11.50%        >=$ 5,304       >=4.00%      >=$ 7,956      >=6.00%

Tier 1 Capital (to Average Assets):
  Company                                       $18,081        9.20%        >=$ 7,859       >=4.00%               N/A
  Regency Bank                                  $15,250        7.78%        >=$ 7,843       >=4.00%      >=$ 9,804      >=5.00%
------------------------------------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                         1998                 1997       1998                1997
--------------------------------------------------------------------------------------------------------------------

 Return on average assets                               1.27%              (4.61)%      1.19%             (2.12)%
--------------------------------------------------------------------------------------------------------------------
 Return on average shareholders' equity                12.82%             (61.30)%     11.96%            (27.77)%
--------------------------------------------------------------------------------------------------------------------
 Average shareholders' equity to average assets         9.93%                7.53%      9.96%               7.63%
--------------------------------------------------------------------------------------------------------------------
 Dividend payout ratio                                      -                    -          -                   -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

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


ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

      (a) The 1998 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 12, 1998.

      (b) The following nine directors, all of whom are incumbent directors, and Mr. Steve Freeland (the employee director nominee) were elected at the Annual Meeting by the following vote:



                                                                  VOTES AGAINST
                                          VOTES FOR             OR WITHHELD
                                          ---------          --------------

           William J. Alessini            1,655,727                   2,100
           Joseph L,  Castanos            1,655,727                   2,100
           Steve D. Freeland              1,655,727                   2,100
           Steven F. Hertel               1,655,727                   2,100
           Roy Jura                       1,655,727                   2,100
           Barbara Palmquist              1,655,727                   2,100
           David N. Price                 1,655,727                   2,100
           William J. Ruh                 1,655,727                   2,100
           Daniel R. Suchy                1,655,727                   2,100
           Waymon E. Watts                1,655,727                   2,100


      (c) The appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1998 fiscal year was ratified by the following vote:

           Votes for -  1,656,677   Votes against or withheld -   1,150

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                     (10.1) Agreement between Regency Bancorp and Belle Plaine Financial, LLC, to act as the exclusive financial advisor to Regency Bancorp and its various entities in connection with its efforts to acquire, invest in, or sell depository and/or other businesses. William J. Ruh, a director of Regency Bancorp is also a principal in Belle Plaine Financial, LLC.

                    (27.1)    Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K dated May 8, 1998, in which it reported that the Registrant received approval from NASDAQ to begin trading on the NASDAQ national market system effective May 8, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENCY BANCORP

Date: July 28, 1998                 By: /s/  STEVEN F. HERTEL
                                        --------------------------------------
                                        Steven F. Hertel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: July 28, 1998                 By: /s/  STEVEN R. CANFIELD
                                        --------------------------------------
                                        Steven R. Canfield
                                        Executive Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                   EXHIBIT INDEX


 EXHIBIT                                                           SEQUENTIAL
 NUMBER                           DESCRIPTION                      PAGE NUMBER

 10.1         Agreement  between Regency Bancorp and Belle Plaine      38
              Financial, LLC

 27.1         Financial Data Schedule                                  47