Form 10-Q/A
period 1998-06-30
REGENCY BANCORP
filed 1998-08-11
CIK 927718

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A-1


[X]  AMENDMENT NO 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended
     June 30, 1998.

     Amendment No. 1 is filed to correct a typographical error in the Available-for-Sale Securities table under Note 3 - page 8 of the Form 10-Q filed with the Securities and Exchange Commission on July 30, 1998.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________.


                       COMMISSION FILE NUMBER  000-23815
                                               ---------

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

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:


-------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES                      JUNE 30, 1998                                 DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                      Amortized                        Fair                Amortized               Fair
(In thousands)                             Cost                       Value                     Cost               Value
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                         $ 2,000                     $ 2,002                  $ 2,007             $ 2,012
U.S. Government Agencies                 16,449                      16,520                   17,431              17,489
Mortgage-backed securities               11,157                      11,258                   11,541              11,647
State and Political Subdivisions          6,909                       7,104                    5,441               5,624
Equity Securities                           214                         214                      214                 214
-------------------------------------------------------------------------------------------------------------------------
Total                                   $36,729                     $37,098                  $36,634             $36,986
-------------------------------------------------------------------------------------------------------------------------

At June 30, 1998 and December 31, 1997, the Company held no securities classified as held-to-maturity.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REGENCY BANCORP



Date: August 7, 1998           By: /s/ STEVEN F. HERTEL
                                   --------------------
                                   Steven F. Hertel
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 7, 1998
                               By: /s/ STEVEN R. CANFIELD
                                   ----------------------
                                   Steven R. Canfield
                                   Executive Vice President and
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)