Form 10-Q
period 1998-09-30
REGENCY BANCORP
filed 1998-11-05
CIK 927718

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1998  .
                                    -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________.

                        COMMISSION FILE NUMBER 000-23815
                                               ---------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (209) 438-2600
                                                           --------------

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

As of November 2, 1998, the registrant had 2,624,374 shares of Common Stock outstanding.

The Exhibit Index is located on page 37.

This report contains a total of 38 pages of which this is page one.

                                 REGENCY BANCORP

                                TABLE OF CONTENTS

                                                                         PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets
           September 30, 1998, and December 31, 1997 . . . . . . . . .     3

           Consolidated Statements of Operations and Comprehensive
           Income/(Loss) Three Months and Nine Months Ended
           September 30, 1998 and 1997 . . . . . . . . . . . . . . . .     4

           Consolidated Statements of Shareholders' Equity
           Nine Months Ended September 30, 1998 and 1997 . . . . . . .     5

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997 . . . . . . .     6

           Notes to Consolidated Financial Statements. . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .    10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    32

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .    32

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .    32

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .    32

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    32

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    32

                        REGENCY BANCORP AND SUBSIDIARIES
PART I  ITEM 1.              FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------
(In thousands, except share data)                    September 30, 1998   December 31, 1997
-------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $  9,076            $ 16,893
Federal funds sold                                               15,250               3,000
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Cash and Equivalents                                       24,326              19,893
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Other short term investments                                      3,868                 232
Securities available-for-sale                                    44,121              36,986
Non-marketable equity securities (FRB & FHLB stock)               1,170                   -
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Loans                                                           144,305             129,635
Allowance for credit losses                                      (2,689)             (2,219)
Deferred loan fees & discounts                                     (951)               (986)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Net Loans                                                       140,665             126,430
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Investments in real estate                                            -               4,338
Other real estate owned                                             684                 503
Cash surrender value of life insurance                            3,143               3,038
Premises and equipment, net                                       1,566               1,751
Accrued interest receivable and other assets                      4,275               5,070
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Assets                                                   $223,818            $198,241
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing transaction accounts                       $ 43,580            $ 46,744
Interest bearing transaction accounts                            49,974              48,616
Savings accounts                                                 55,680              36,498
Time deposits $100,000 or over                                   33,208              28,643
Other time deposits                                              16,283              15,778
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Deposits                                                  198,725             176,279
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Short term borrowings                                                 -                   -
Notes payable                                                       538                 509
Other liabilities                                                 3,446               2,719
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Liabilities                                              $202,709            $179,507
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Note 6)
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued or outstanding
Common stock, no par value; 5,000,000
  shares authorized, 2,624,374 and 2,621,125 shares
  issued and outstanding in 1998 and 1997, respectively          15,229              15,203
Retained earnings                                                 5,553               3,327
Net unrealized gain (loss) on available-for-sale securities,
  net of taxes of $237 in 1998 and $148 in 1997                     327                 204
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                       21,109              18,734
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                     $223,818            $198,241
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                  For the three months     For the nine months
(In thousands, except for per common and equivalent share data)    ended September 30,     ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                                       1998        1997        1998        1997
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans (including fees)                                            $   4,098   $   3,330   $  11,752   $   9,034
Investment securities:
  Taxable                                                               524         557       1,431       1,651
  Tax exempt                                                             90          45         241          99
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Investment  Interest Income                                       614         602       1,672       1,750
Other                                                                   149          99         255         354
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Interest Income                                                 4,861       4,031      13,679      11,138
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                  1,388       1,331       3,922       3,900
Other                                                                    21          20          83          60
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                1,409       1,351       4,005       3,960
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net interest income                                                   3,452       2,680       9,674       7,178
Provision for credit losses                                             100         460         375       1,295
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses                                         3,352       2,220       9,299       5,883
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Gain-on-sale of loans                                                    55          26         277         512
Depositor service charges                                               126         101         356         295
Income from investment management services                              242         198         687         600
Gain (loss) on sale of securities                                         -           -           5         (34)
Gain-on-sale of assets                                                    4         248           4         252
Servicing fees on loans sold                                              -          83          79         250
Other                                                                   344          68         526         249
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                771         724       1,934       2,124
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Loss (gain) from investments in real estate partnerships                (93)        (21)        121       3,569
Salaries and related benefits                                         1,311       1,216       3,752       3,613
Occupancy                                                               382         399       1,121       1,213
FDIC insurance and regulatory assessments                                79          47         307          91
Marketing                                                                97         102         367         334
Professional services                                                   213          56         544         334
Director's fees and expenses                                             50          44         149         220
Management fees for real estate projects                                  -           9           -         121
Supplies, telephone & postage                                            73          78         237         241
Other                                                                   148         490         781       1,035
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                             2,260       2,420       7,379      10,771
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Income before income taxes (benefit)                                  1,863         524       3,854      (2,764)
Provision (benefit) for income taxes                                    785         223       1,628      (1,158)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net Income/ (loss)                                                $   1,078   $     301   $   2,226   $  (1,606)
Other comprehensive income, net of tax:
  Unrealized gain on securities                                         113          99         123         173
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Comprehensive income/(loss)                                       $   1,191   $     400   $   2,349   $  (1,433)
Earnings (loss) per common share
Basic                                                             $     .41   $     .16   $     .85   $    (.87)
Diluted                                                           $     .38   $     .16   $     .80   $    (.87)
Shares on which earnings per common share were based
Basic                                                             2,624,000   1,871,000   2,623,000   1,854,000
Diluted                                                           2,804,000   1,926,000   2,799,000   1,854,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

----------------------------------------------------------------------------------------------------
                                               Common    Common                       Net
                                         Stock Number     Stock    Retained    Unrealized
(In thousands)                              of Shares    Amount    Earnings    Gain (Loss)     Total
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      1,818    $8,868     $ 4,601          $  1     $13,470
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Issuance of common stock
  To employee stock ownership plan                 36       333           -             -         333

Issuance of common stock
  under stock option plan                          17        75           -             -          75

Net change in unrealized gain on
  available-for-sale securities (net of             -         -           -           173         173
  taxes of $126,000)

Net Income (loss)                                   -         -      (1,606)            -      (1,606)

-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Balance, September 30, 1997                     1,818    $9,276     $ 2,995          $ 174    $12,445
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                               Common    Common                       Net
                                         Stock Number     Stock    Retained    Unrealized
(In thousands)                              of Shares    Amount    Earnings    Gain (Loss)     Total
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      2,621   $15,203      $3,327          $204     $18,734
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Issuance of common stock
  to employee stock ownership plan                  3        26           -             -          26
Net change in unrealized gain (loss) on
  available-for-sale securities (net of
  taxes of $72,000)                                 -         -           -           123         123
Net Income                                          -         -       2,226             -       2,226
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Balance, September 30, 1998                     2,624   $15,229      $5,553          $327     $21,109
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------
(In thousands) For the nine months ended September 30,            1998         1997
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Increase (decrease) in cash equivalents:
Net income/(loss)                                            $   2,226     $ (1,606)
Adjustments:
Provision for credit losses                                        375        1,295
Provision for losses on real estate                                  -          364
Provision for OREO losses                                          131           80
Depreciation and amortization                                      383          467
Deferred income taxes                                              701         (171)
(Increase) decrease in interest receivable and other assets          5        1,641
Increase in surrender value of life insurance                     (105)         (99)
Distributions of  income from real estate partnerships             213            7
Equity in loss of real estate partnerships                          38          397
Decrease in real estate held-for-sale                            4,087        6,110
Increase (decrease) in other liabilities                           756       (1,285)
Gain on sale of loans held-for-sale                               (277)        (512)
Proceeds from sale of loans held-for-sale                       15,229       14,475
Additions to loans held-for-sale                               (16,023)     (14,065)
(Gain)/loss on sale of premises and equipment and OREO              (2)          (7)
(Gain)/loss on sale of investment securities                        (5)          34
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Net cash provided by operating activities                     $  7,732     $  7,125
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                      (24,768)     (15,612)
Proceeds from sales of available-for-sale securities                 5        4,341
Proceeds from maturities of available-for-sale securities       17,783        7,303
Purchases of non-marketable equity securities                   (1,170)           -
Net increase in loans                                          (14,351)     (18,355)
Net decrease (increase) in other short-term investments         (3,636)          98
Cash received through acquisition of partnerships                    -          224
Proceeds from sale of OREO                                         501          700
Capital contributions to real estate partnerships                    -          (89)
Purchases of premises and equipment                               (146)          34
Proceeds from sale of premises and equipment                        11            -
-----------------------------------------------------------------------------------
Net cash (used in) investing activities                       $(25,771)    $(21,356)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in time deposits accounts                           5,070       (5,018)
Net increase (decrease) in other deposits                       17,376       20,194
Payments on notes payable                                            -       (7,155)
Proceeds from notes payable                                          -        2,179
Proceeds from the issuance of common stock under
   employee stock option plan                                       26           75
Proceeds from the issuance of common stock to
   employee stock ownership plan                                     -          333
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Net cash provided by financing activities                       22,472       10,608
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,433       (3,623)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                19,893       19,833
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      24,326     $ 16,210
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD
  Interest                                                       4,272        3,039
  Income taxes                                                      28            -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITES
    Transfer of loans to other real estate owned                   813          364
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

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

NOTE 2. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Accordingly, the Company included unrealized gains and losses on available-for-sale securities in comprehensive earnings in the accompanying statement of operations for the three and nine months ended September 30, 1998 and 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. This Statement is effective for fiscal years after December 15, 1997. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. - INVESTMENT SECURITIES

     During the period between December 31, 1997 and September 30, 1998, the Company recorded a net increase in the value of its available-for-sale portfolio of $123,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity.

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale:

------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities                                     September 30, 1998                   December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                              Amortized             Fair           Amortized             Fair
(In thousands)                                                     Cost            Value                Cost            Value
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                                 $ 1,004          $ 1,009             $ 2,007          $ 2,012
U.S. Government Agencies                                         17,836           17,969              17,431           17,489
Mortgage-backed securities                                       16,581           16,700              11,541           11,647
State and Political Subdivisions                                  7,893            8,200               5,441            5,624
Equity Securities                                                   243              243                 214              214
------------------------------------------------------------------------------------------------------------------------------
Total                                                           $43,557          $44,121             $36,634          $36,986
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     In addition to the available-for-sale securities listed above the Company held $1,170,000 in nonmarketable equity securities at September 30, 1998. These securities are made up of Federal Reserve Bank and Federal Home Loan Bank stock which is not traded on a recognized exchange. In order to maintain membership in these banks an equity investment is required. The Company can resell its investment to either the Federal Reserve or the Federal Home Loan Bank should it choose to relinquish membership. At September 30, 1998 no impairment reserve was deemed necessary. The Company held no nonmarketable equity securities at December 31, 1997.

     At September 30, 1998 and December 31, 1997, the Company held no securities classified as held-to-maturity.

NOTE 4. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding, as well as, a percentage of total loans. Further discussion of the Company's loan portfolio can be found in "Item No. 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis".

------------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                        September 30, 1998                     December 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                           Percent of                              Percent of
                                                           Amount         Total Loans             Amount          Total Loans
------------------------------------------------------------------------------------------------------------------------------
Commercial                                               $ 95,594               66.2%           $ 75,487                58.3%
Real estate mortgage                                       18,219               12.6%             14,900                11.5%
Real estate construction                                   20,886               14.5%             30,128                23.2%
Consumer and other                                          9,606                6.7%              9,120                 7.0%
------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                 $144,305              100.0%           $129,635               100.0%
------------------------------------------------------------------------------------------------------------------------------
Less:
Unearned discount                                             468                                    623
Deferred loan fees                                            483                                    363
Allowances for credit losses                                2,689                                  2,219
------------------------------------------------------------------------------------------------------------------------------
Total loans, net                                         $140,665                               $126,430
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

NOTE 5. - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per common share is equal to basic loss per common share for the nine month period ended September 30, 1997, because the effect of potentially dilutive securities under the stock option plans were antidilutive.

The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation for the three and nine month periods ended September 30, 1998 and 1997:

------------------------------------------------------------------------------------------------------------------------------
                                                                     For the three months                For the nine months
(In thousands, except per share data)                                ended September 30,                 ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                      1998           1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------
Basic EPS Computation:
  Net income (loss)                                                 $1,078         $  301            $2,226           $(1,606)
  Average common shares outstanding                              2,624,000      1,871,000         2,623,000         1,854,000
------------------------------------------------------------------------------------------------------------------------------
Basic EPS                                                           $  .41         $  .16            $  .85           $  (.87)
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS Computation:
  Net income (loss)                                                 $1,078         $  301            $2,226           $(1,606)
  Average common shares outstanding                              2,624,000      1,871,000         2,623,000         1,854,000
  Stock options and warrants                                       180,000         55,000           176,000                 -
------------------------------------------------------------------------------------------------------------------------------
                                                                 2,804,000      1,926,000         2,799,000         1,854,000
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                                         $  .38         $  .16            $  .80           $  (.87)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

     Options to purchase 48,500 and 60,000 shares of common stock at various prices per share were outstanding at September 30, 1998 and 1997, respectively, but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the periods then ended.

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

FINANCIAL SUMMARY

     It took a year, but the seeds planted in mid-year 1997 have begun to produce a bountiful harvest as reflected in our 1998 third quarter performance. Among the highlights for the quarter ended September 30, 1998 were record net income of $1,078,000; return on assets of 2.02%; return on equity of 20.87%; record assets of $223,818,000; record loans of $144,305,000; record deposits of $198,725,000; the removal (i) by the Federal Deposit Insurance Corporation, effective as of September 3, 1998 of the cease and desist order issued on November 14, 1997 and (ii) by the California Department of Financial Institutions effective as of September 15, 1998 of the order issued on November 14, 1997; and the Bank was accepted as a Federal Reserve member bank. While not every quarter will be equally as monumental, we are excited about the future and look forward with optimism.

     Net income reached $2,226,000 for the first nine months of 1998, an increase of $3,832,000 from a loss of $1,606,000 for the first nine months of 1997. The increase in income was the result of significantly higher levels of earning assets producing interest income, as well as, a dramatic reduction of losses related to RSC's real estate investments. For the quarter ended September 30, 1998, net income reached $1,078,000, an increase of $777,000 or 258% from $301,000 for the same period in 1997. In addition to the improvements mentioned above, the Company recovered approximately $335,000 in previously charged off assets related to RSC. These recoveries had the effect of increasing after-tax income by $195,000.

     The reduction of RSC's holdings has allowed the Company to increase its earning assets, most significantly in the loan portfolio. Total loans increased to $144,305,000 at September 30, 1998, up 11.3% from $129,635,000 at year-end and up 20.4% in the last twelve months. During the last twelve months ending September 30, 1998, interest-earning assets have increased by $48,719,000, and now account for more than 92% of the Company's total assets. The growth in loans and other earning assets have allowed the Company to improve its interest income and subsequently its net income.

     Earnings/(loss) per weighted average common share were $.41 for the third quarter of 1998 and $.85 for the first nine months of 1998, compared to earnings of $.16 per share in the third quarter of 1997 and a loss of $(.87) per share for the nine month period ended September 30, 1997. The Company paid no cash dividends in the third quarter of 1998 or 1997. The Company's return on average assets improved to 2.02% for the third quarter of 1998, compared to .63% for the comparable period in 1997. For the first nine months of 1998 return on average assets was 1.49% compared to (1.17)% for the first nine months of 1997. Return on average common equity for the three and nine months ended September 30, 1998, was 20.87% and 15.08% respectively, compared to 9.58% and (16.04)% for the comparable periods in 1997.

     In addition to improving the revenue side of the income statement, management and staff have focused attention on expenses with a goal of continually improving efficiency by controlling operating expense as the Company grows. Over the past year, operating efficiency has shown steady improvement. Noninterest expense to average assets, one measurement of efficiency, improved to 4.23% for the quarter ended September 30, 1998 and 4.93% for the first nine months of 1998 from 5.09% and 7.84% for the comparable periods in 1997. The Company's efficiency ratio improved to 53.5% for the quarter ended September 30, 1998 compared to 71.1% for the third quarter of 1997.

     At September 30, 1998, the Company's total risk-based capital ratio was 15.67% while the leverage ratio was 9.21%. Both ratios are well in excess of minimum capital standards.

ADMINISTRATIVE ORDERS

     As a result of an examination of the Bank as of June 30, 1997, the FDIC determined that the Company required special supervisory attention. The Bank consented to an FDIC Order on October 28, 1997. The FDIC Order was a "cease-and-desist order" for the purposes of Section 8 of the Federal Deposit Insurance Act. Additionally, the Bank stipulated to the issuance of a State Order by the CDFI, the State Order was a final order pursuant to Section 1913 of the California Financial Code.

     During the third quarter ended September 30, 1998, the Bank received written notice from the FDIC and CDFI that both orders had been "terminated", i.e. they have been cancelled and removed in their entirety.

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

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)
For the three months ended September 30,                      1998                                     1997
------------------------------------------------------------------------------------------------------------------------------
                                                 Average        Yield/                    Average       Yield/
                                                 Balance          Rate     Interest       Balance         Rate       Interest
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                       $143,979        11.29%       $4,098      $115,239       11.46%         $3,330
Investment securities (2)                         38,866         6.26%          614        37,003        6.45%            602
Federal funds sold & other                         9,864         5.95%          149         7,250        5.42%             99
------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets                   $192,709        10.01%       $4,861      $159,492       10.03%         $4,031
------------------------------------------------------------------------------------------------------------------------------
Noninterest -earning assets:
Allowance for credit losses                       (2,646)                                  (1,912)
Cash and due from banks                           11,949                                   10,220
Real estate investments                                -                                   10,582
OREO                                                 635                                      530
Premises and equivalent, net                       1,617                                    1,965
Cash surrender value of life insurance             3,121                                    2,979
Accrued interest receivable and other              4,555                                    4,450
  assets
------------------------------------------------------------------------------------------------------------------------------
Total Average Assets                            $211,940                                 $188,306
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
Transaction accounts                            $ 50,300         2.35%       $  298      $ 51,613        2.47%         $  321
Savings accounts                                  42,730         3.93%          424        35,491        4.09%            366
Time deposits                                     49,113         5.38%          666        46,183        5.53%            644
Federal funds purchased, notes payable
  and other                                          531        16.01%           21         1,956        4.06%             20
------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities              $142,674         3.92%       $1,409      $135,243        3.96%         $1,351
------------------------------------------------------------------------------------------------------------------------------
Noninterest -bearing liabilities:
Transaction accounts                              45,619                                   38,807
Other liabilities                                  3,149                                    1,787
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                               $191,442                                 $175,837
------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Common stock                                      15,230                                    9,274
Retained earnings                                  5,058                                    3,061
Unrealized gain / (loss)  on investment
  securities                                         210                                      134
------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                        20,498                                   12,469
------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
  shareholders' equity                          $211,940                                 $188,306
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          $3,452                                    $2,680
------------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
  interest-earning assets                                       10.01%                                  10.03%
Interest expense as a percentage of average
   interest-earning assets                                      (2.90%)                                 (3.36%)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              7.11%                                   6.67%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $360,000 and $344,000 for the three months ended September 30, 1998, and 1997, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis because they are not material to the Company's results of operations.

    CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for percentages)
For the nine months ended September 30,                       1998                                     1997
------------------------------------------------------------------------------------------------------------------------------
                                                 Average        Yield/                    Average       Yield/
                                                 Balance          Rate     Interest       Balance         Rate       Interest
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                       $137,568        11.42%      $11,752      $107,893       11.19%       $  9,034
Investment securities (2)                         36,220         6.17%        1,672        35,736        6.55%          1,750
Federal funds sold & other                         5,942         5.74%          255         8,763        5.40%            354
------------------------------------------------------------------------------------------------------------------------------
Total Interest-earning Assets                   $179,730        10.18%      $13,679      $152,392        9.77%       $ 11,138
------------------------------------------------------------------------------------------------------------------------------
Noninterest -earning assets:
Allowance for credit losses                       (2,439)                                  (1,755)
Cash and due from banks                           11,354                                    9,301
Real estate investments                            1,301                                   14,457
OREO                                                 670
Premises and equivalent, net                       1,681                                    2,118
Cash surrender value of life insurance             3,086                                    2,948
Accrued interest receivable and other              4,796                                    4,324
  assets
------------------------------------------------------------------------------------------------------------------------------
Total Average Assets                            $200,179                                 $183,785
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
Transaction accounts                            $ 48,866         2.35%      $   859      $ 49,217        2.52%       $    928
Savings accounts                                  39,069         4.01%        1,171        32,764        4.08%          1,000
Time deposits                                     47,005         5.38%        1,892        47,845        5.51%          1,972
Federal funds purchased, notes payable
   and other                                         985        11.27%           83         3,483        2.30%             60
------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities              $135,925         3.94%      $ 4,005      $133,309        3.97%       $  3,960
------------------------------------------------------------------------------------------------------------------------------
Noninterest -bearing liabilities:
Transaction accounts                              41,695                                   34,971
Other liabilities                                  2,820                                    2,121
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                               $180,440                                 $170,401
------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Common stock                                      15,221                                    9,156
Retained earnings                                  4,300                                    4,224
Unrealized gain / (loss)  on investment
   securities                                        218                                        4
------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                        19,739                                   13,384
------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
   shareholders' equity                         $200,179                                 $183,785
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                         $ 9,674                                  $  7,178
------------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage of average
   interest-earning assets                                      10.18%                                   9.77%
Interest expense as a percentage of average
   interest-earning assets                                      (2.98%)                                 (3.47%)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              7.20%                                   6.30%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $936,000 and $950,000 for the nine months ended September 30, 1998, and 1997, respectively.

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

VOLUME/RATE ANALYSIS

---------------------------------------------------------------------------------------------
(In thousands)
For the three months ended September 30, 1998 compared to 1997    Volume(1)   Rate(1)   Total
---------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                                   817      (49)     768
Investment securities(2)                                                 28      (16)      12
Federal funds sold and other                                             38       12       50
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total                                                                   883      (53)     830
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                                     (8)     (15)     (23)
Savings accounts                                                         71      (13)      58
Time deposits                                                            39      (17)      22
Federal funds purchased and other                                         -        1        1
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total                                                                   102      (44)      58
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                              781       (9)     772
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Net interest income before the provision for credit losses was $3,452,000 for the third quarter of 1998 as compared to $2,680,000 for the comparable period of 1997, an increase of $772,000 or 28.8%. The net interest margin for the third quarter ended September 30, 1998 was 7.11% compared to 6.67% during the comparable period in 1997. The increase in net interest income and net interest margin was primarily attributable to a larger earning asset base, primarily in the loan portfolio. This increase in loans was the result of the Bank holding new production Small Business Administration ("SBA") and Business and Industry ("B&I") loans rather than selling these loans on the secondary market. The Company's earning asset yield declined slightly to 10.01% during the third quarter of 1998, compared to 10.03% in the third quarter of 1997. The yield on earning assets was also augmented by a lower number of nonaccrual loans and the recovery of a significant amount of interest on RSC loans that had previously been on nonaccrual, however, lower interest rates in general caused a slight decline in the overall net yield on earning assets. The recovery of nonaccrued interest on RSC loans during 1998's third quarter had the effect of increasing the net interest margin approximately 8 basis points on average. In addition to the increase in earning assets and earning asset yield, the Company was able to lower its cost of funds through the use of cash liberated from the sale of RSC's real estate investments, as well as, lower interest rates in general.

     Average interest-earning assets for the third quarter ended September 30, 1998 increased to $192,709,000 from $159,492,000 for the comparable period in 1997 an increase of $33,217,000 or 20.8%. Average loans increased by $28,740,000 to $143,979,000 representing 74.7% of average interest-earning assets for the third quarter of 1998, compared to $115,239,000 or 72.3 % for the third quarter of 1997. The yield on average loans declined slightly to 11.29% for the third quarter of 1998, from 11.46% for the comparable period in 1997, primarily due to lower market interest rates caused by aggressive competition from major banks.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short-term investments. These investments are maintained to meet the liquidity requirements of the Company, as well as, pledging requirements on certain deposits and typically have a lower yield than loans. The yield on investments decreased to 6.26% for the third quarter ended September 30, 1998, from 6.45% in the comparable period in 1997. On a fully tax equivalent basis the yield on investments was 6.79% for the third quarter ended September 30, 1998 compared to 6.75% for the third quarter ended September 30, 1997. The primary causes of the decline in investment yield were older, higher yielding bonds maturing and being replaced by lower yielding investments due to lower interest rates in the bond market. Excess liquidity is invested in federal funds sold on an overnight basis. During the third quarter of 1998, the Bank increased the amount of funds invested in overnight federal funds. This increase was a result of the Bank's efforts to take advantage of an inverted yield curve for short term investments with the federal funds rate being higher than other short and medium term investments. The yield on federal funds sold and other short term investments was 5.95% in the third quarter of 1998 compared to 5.42% in the comparable period in 1997.

     Average interest-bearing liabilities for the third quarter ended September 30, 1998 increased to $142,674,000 from $135,243,000 for the comparable period in 1997, an increase of $7,431,000 or 5.5%. For the third quarter ended September 30, 1998, the average interest rate paid on interest-bearing liabilities decreased slightly to 3.92% from an average rate of 3.96% paid during the third quarter of 1997.

---------------------------------------------------------------------------------------------
(In thousands)
For the nine months ended September 30, 1998 compared to 1997    Volume(1)   Rate(1)    Total
---------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis
Increase (decrease) in interest income:
Loans                                                                2,532       186    2,718
Investment securities(2)                                                24      (102)     (78)
Federal funds sold and other                                          (123)       24      (99)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total                                                                2,433       108    2,541
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
Transaction accounts                                                    (7)      (62)     (69)
Savings accounts                                                       189       (18)     171
Certificates of deposit                                                (34)      (46)     (80)
Federal funds purchased and other                                       (5)       28       23
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total                                                                  143       (98)      45
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                           2,290       206    2,496
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

     Net interest income before the provision for credit losses was $9,674,000 for the first nine months of 1998 as compared to $7,178,000 for the first nine months of 1997, an increase of $2,496,000 or 34.8%. The increase was primarily attributable to a larger earning asset base, as well as, an increase in the net interest margin. The increase in earning assets, primarily in the loan portfolio, was the result of the Bank retaining SBA and B&I loans rather than selling these loans on the secondary market. This shift of assets into a larger loan portfolio resulted in the Company's earning asset yield rising to 10.18% during the first nine months of 1998, compared to 9.77% for the first nine months of 1997. The net interest margin for the nine months ended September 30, 1998 was 7.20% compared to 6.30% during the comparable period in 1997. The increased yield on earning assets and net interest margin was augmented by a lower number of nonaccrual loans and the recovery of interest that had previously been on nonaccrual. This recovery of interest during the first nine months of 1998 had the effect of increasing the net interest margin approximately 72 basis points on average.

     Average interest-earning assets for the nine months ended September 30, 1998 increased to $179,730,000 from $152,392,000 for the comparable period in 1997, an increase of $27,338 or 17.9%. Average loans increased by $29,675 to $137,568,000 representing 76.5% of average interest-earning assets for the first nine months of 1998, compared to $107,893,000 or 70.8% for the first nine months of 1997. The yield on average loans increased to 11.42% for the first nine months of 1998, from 11.19% for the comparable period in 1997, primarily due to recoveries of nonaccrued interest on RSC loans.

     Other interest-earning assets consist of investment securities, overnight federal funds sold and other short-term investments. These investments are maintained to meet the liquidity requirements of the Company, as well as, pledging requirements on certain deposits and typically have a lower yield than loans. The yield on investments decreased to 6.17% for the nine month period ended September 30, 1998, from 6.55% in the comparable period in 1997. On a fully tax equivalent basis the yield on investments was 6.61% for the nine months ended September 30, 1998, compared to 6.74% for the nine months ended September 30, 1997. The primary cause of the decline in investment yield was lower interest rates in the bond market. Additionally, the Company increased the percentage of tax free municipal bonds held in its investment portfolio. These bonds typically carry lower coupons, however, the interest earned is exempt from federal tax. Excess liquidity is invested in federal funds sold on an overnight basis. The yield on federal funds sold and other investments for the first nine months of 1998 and 1997 was 5.74% and 5.40%, respectively.

     Average interest-bearing liabilities for the nine months ended September 30, 1998 grew marginally to $135,925,000 from $133,309,000 for the comparable period in 1997, an increase of $2,616,000 or 2.0%. For the first nine months ended September 30, 1998, the average interest rate paid on interest-bearing liabilities decreased to 3.94% from an average rate of 3.97% paid during the first nine months of 1997.

NONINTEREST INCOME

     The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations and servicing, depositor service charges), as well as, the Company's investment advisory firm, RIA.

The following table sets forth, for the periods indicated, the principal categories of noninterest income received by the Company.

------------------------------------------------------------------------------------------
                                              For the three months     For the nine months
(In thousands)                                 ended September 30,     ended September 30,
------------------------------------------------------------------------------------------
                                                1998        1997         1998        1997
------------------------------------------------------------------------------------------
Other noninterest income:
Gain-on-sale of loans                           $ 55        $ 26       $  277      $  512
Depositor service charges                        126         101          356         295
Income from investment management services       242         198          687         600
Gain/(loss) on sale of securities                  -           -            5         (34)
Gain-on-sale of assets                             4         248            4         252
Servicing fees on loans sold                       -          83           79         250
Other                                            344          68          526         249
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Total                                           $771        $724       $1,934      $2,124
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     During the third quarter of 1998, the Company recognized noninterest income of $771,000, compared to $724,000 for the same period in 1997, an increase of $47,000 or 6.5%. For the first nine months of 1998, noninterest income was $1,934,000, compared to $2,124,000 for the first nine months of 1997, a decrease of $190,000 or 9.0%. The decline for the first nine months was primarily attributable to lower gains on the sale of loans, due to the decision to retain a larger portfolio of these loans in the Bank's loan portfolio, as well as, a decline in income from servicing fees on the loans sold.

LOAN ORIGINATION & SALES

     The Bank originates various types of loans that may be sold on active secondary markets. Types of loans originated that are saleable include: loans made under the U.S. Small Business Administration program that generally provide for SBA guarantees of 70% to 90% of each loan; loans made under the U.S. Department of Agriculture's Business and Industry loan program; and conventional real estate mortgage loans. Historically, the majority of the Bank's gain on sale of loans has come from SBA loan sales. During 1997, the Company decided to hold the majority of SBA and B&I loans originated to more rapidly build the Bank's loan portfolio and increase interest income.

     From time to time, the Bank evaluates the valuations available on various groups of loans and may sell groups of loans in an effort to maximize their economic value. During the quarter ended September 30, 1998, the Bank did not sell SBA or B&I loans, but actively sold newly originated home mortgages. Net income from loans sold in the third quarter of 1998 was $55,000 compared to $26,000 in the third quarter of 1997. For the nine months ended September 30, 1998, gains on the sale of loans were $277,000 compared to $512,000 during the first nine months of 1997, a decrease of $235,000. The primary cause of the decline in income from the sale of loans for the first nine months of 1998 compared to the first nine months of 1997 was the decision to hold a larger portfolio of B&I and SBA guaranteed loans in the Bank's portfolio.

     An additional source of income related to the Bank's SBA loan origination activities is reflected in income from the ongoing servicing of loans sold. During the third quarter ended September 30, 1998, servicing income totaled $0, compared to servicing income of $83,000 during the quarter ended September 30, 1997. Under generally accepted accounting principles, when loans are sold a portion of the gain is deferred and accreted into income over the expected life of the loan. Additionally, the projected servicing income is calculated whereby a servicing asset is established and a portion of this projected future servicing income is recognized as income at the time of sale and a portion of the projected future income is deferred and accreted to servicing income over the projected life of the loan. Due to early payoffs on a number of older SBA loans, the reduction in servicing income as a result of the elimination of the future serving asset was equal to the gain from sale and servicing income for the period, thereby resulting in net servicing fee income of $0 for the quarter. For the nine months ended September 30, 1998, servicing income totaled $79,000, a decrease of $171,000 compared to $250,000 during the first nine months of 1997. The decline in servicing income in 1998 compared to 1997 was the result of a smaller portfolio of loans serviced during 1998 and the accretion of capitalized servicing fees on previously sold loans that have pre-paid at an accelerated rate.

REGENCY SERVICE CORPORATION

     The Bank's wholly owned subsidiary, Regency Service Corporation, has engaged in real estate development activities since 1986. Under FDIC regulations, banks were required to divest their real estate development investments as quickly as prudently possible but in no event later than December 19, 1996, and submit a plan to the FDIC regarding divestiture of such investments. In December 1995, the Bank and RSC submitted a request to extend the mandatory time period in which it must divest its real estate development interests. In December 1996, the FDIC, responding to the Bank's request, granted the Bank and RSC a two-year extension, until December 31, 1998, to continue its divestiture activities.

     As of September 30, 1998, RSC had only four units remaining compared to 66 units remaining at December 31, 1997 and 220 units remaining at September 30, 1997. When viewed on a stand-alone basis, RSC's activities combined to produce net income of $342,000 for the first nine months of 1998. During the most recent quarter, RSC was able to recover refundable deposits previously charged-off on numerous projects of $220,000, as well as, interest from loans previously on nonaccrual and principal from previously charged-off loans. The recovery of principal increased the Company's and RSC's reserve for credit losses by $142,000.

     Management expects that RSC's performance for the remainder of 1998 will be similar to the first nine months of 1998 and that any losses recorded on the sale of properties will be offset by income or previously established reserves. Additional discussion of loans made by RSC to facilitate the sale of its properties and, in general, of the Company's investment in RSC, is contained in this report under the headings, "Nonperforming Loans" and "Investments in Real Estate."

REGENCY INVESTMENT ADVISORS, INC.

     The Company's other wholly-owned subsidiary, Regency Investment Advisors, was formed in August 1993 through the acquisition by the Bank of the assets, including the client list, of a fee-only investment management and consulting firm. RIA provides investment management and consulting services, including comprehensive financial and retirement planning and investment advice to individuals and corporate clients for an annual fee that varies depending upon the size of a client account.

     Revenue from RIA for the third quarter of 1998 increased to $242,000 from $198,000 in the same period of 1997, an increase of $44,000 or 22.2%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $37,000 in the third quarter of 1998 compared to after-tax income of $29,000 in the third quarter of 1997.

     For the nine months ended September 30, 1998, revenue from RIA increased to $687,000 from $600,000 for the same period in 1997, an increase of $87,000 or 14.5%. On a stand alone basis, RIA's activities, (income from investment management activities less operating expenses), provided the Company with after-tax income of $106,000 for the nine months ended September 30, 1998, compared to after tax income of $77,000 for the same period in 1997, and increase of 37.6%. RIA's operating expenses have been consolidated with similar operating expenses in the Company's consolidated statement of income.

     RIA's ability to generate and increase income comes, in large part, from the volume of assets under management. As of September 30, 1998, RIA had $100,700,000 in assets under management, an increase of $14,500,000, or 16.8% compared to $86,200,000 as of September 30, 1997. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

THIRD QUARTER NONINTEREST EXPENSE

     Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)
For the three months ended September 30,                             1998                           1997
------------------------------------------------------------------------------------------------------------------
                                                                         Percent of                     Percent of
                                                           Amount    Average Assets       Amount    Average Assets
------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Loss (gain) from investments in real estate partnerships   $  (93)          (0.17%)      $  (21)           (0.04%)
Salaries and related benefits                               1,311            2.45%        1,216             2.56%
Occupancy                                                     382            0.71%          399             0.84%
FDIC insurance and regulatory assessments                      79            0.15%           47             0.10%
Marketing                                                      97            0.18%          102             0.21%
Professional services                                         213            0.40%           56             0.12%
Director's fees and expenses                                   50            0.09%           44             0.09%
Management fees for real estate projects                        -            0.00%            9             0.02%
Supplies, telephone & postage                                  73            0.14%           78             0.16%
Other                                                         148            0.28%          490             1.03%
------------------------------------------------------------------------------------------------------------------
Total                                                      $2,260            4.23%       $2,420             5.09%
------------------------------------------------------------------------------------------------------------------

     Noninterest expense decreased by $160,000 or 6.6% to $2,260,000 for the three months ended September 30, 1998, compared to $2,420,000 during the same period of 1997. The decline in noninterest expense between the third quarter of 1997 and 1998 was due primarily to significantly lower expenses related to RSC's activities. When compared to average assets for the respective periods, noninterest expense decreased to 4.23% in the third quarter of 1998 compared to 5.09% in the comparable period in 1997.

     The reduction of noninterest expense as a percentage of average assets is a central part of the Company's overall plan to increase earnings through improved efficiency. As a percentage of average assets, most expense categories decreased over the past twelve months. However, certain categories showed an increase; FDIC insurance and regulatory assessments increased by 68.1% or $32,000, to $79,000 for the quarter ended September 30, 1998, compared to only $47,000 during the comparable quarter in 1997. This substantial increase is the direct result of the FDIC and CDFI administrative orders, as well as, the Bank's average capital level during the third and fourth quarters of 1997. Management expects the Bank's FDIC insurance premium to be $0 beginning in the first quarter of 1999. Additionally, management has petitioned the FDIC for a rebate of a portion of the Bank's deposit insurance premiums for quarters three and four of 1998. During the third quarter of 1998, professional expenses increased to $213,000 from $56,000 during the third quarter of 1997. The increase was primarily related to one time consulting expense related to the Company's year 2000 project, as well as, general legal expenses. Salaries and related benefits, occupancy and most other expense categories were similar in both the third quarters of 1998 and 1997. The other category of noninterest expense decreased to $148,000, for the third quarter of 1998, a decline of $342,000, or 69.8% from $490,000 in the comparable period of 1997. Other expense in 1997 was higher than normal due to OREO writedowns and RSC expenses.

     All other noninterest expense categories declined as a percentage of average assets with salaries and related benefits, the Company's largest noninterest expense category, declining from 2.56% in the third quarter of 1997 to 2.45% in the third quarter of 1998. The Company has been able to maintain the number of full time equivalent employees at or near levels of a year ago while average assets have grown by 12.6%.

NONINTEREST EXPENSE YEAR-TO-DATE

------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)
For the nine months ended September 30,                             1998                           1997
------------------------------------------------------------------------------------------------------------------
                                                                         Percent of                     Percent of
                                                           Amount    Average Assets       Amount    Average Assets
------------------------------------------------------------------------------------------------------------------
Other Expense:
Loss (gain)  from investments in real estate               $  121             0.08%      $ 3,569             2.60%
Salaries and related benefits                               3,752             2.51%        3,613             2.63%
Occupancy                                                   1,121             0.75%        1,213             0.88%
FDIC insurance and regulatory assessments                     307             0.20%           91             0.07%
Marketing                                                     367             0.25%          334             0.24%
Professional services                                         544             0.36%          334             0.24%
Director's fees and expenses                                  149             0.10%          220             0.16%
Management fees for real estate projects                        -             0.00%          121             0.09%
Supplies, telephone & postage                                 237             0.16%          241             0.18%
Other                                                         781             0.52%        1,035             0.75%
------------------------------------------------------------------------------------------------------------------
Total                                                      $7,379             4.93%      $10,771             7.84%
------------------------------------------------------------------------------------------------------------------

     For the nine months ended 1998, year-to-date noninterest expense decreased substantially to $7,379,000 a decline of $3,392,000 or 31.5%, from $10,771,000 in the first nine months of 1997. The decline in expense was primarily the result of lower losses from investments in real estate. For the first nine months of 1998, RSC's losses on the sale of real estate were $121,000, a decline of $3,448,000 or 96.6% from $3,569,000 in the first nine months of 1997. The large losses in 1997 resulted from expense for reserves and the writedown of properties to facilitate the rapid disposition of RSC's remaining assets. FDIC insurance and regulatory assessments increased by more than 237% or $216,000 to $307,000 for the first nine months of 1998, compared to $91,000 during the comparable period in 1997. This substantial increase is the direct result of the FDIC and CDFI administrative orders, as well as, the Bank's average capital level during the third and fourth quarters of 1997. Professional services and marketing grew modestly in the nine months ended September 30, 1998 compared to 1997 respectively. Professional services include legal expense, audit and consulting services. Legal expense was higher during the first nine months of 1998 due to expenses associated with the Company's registration of stock issued in December 1997 as well as its listing on Nasdaq. Consulting fees increased as a result of the Company's year 2000 data processing project. Salaries and related benefits, occupancy, director's fees, supplies and other expense all declined as a percentage of average assets and were very similar in dollar terms. The other category of noninterest expense declined to $781,000 for the first nine months of 1998 from $1,035,000 in the comparable period in 1997. The reduction in other expense relates primarily to lower RSC expenses. Overall, the Company's non-interest expense to average assets for the first nine months of 1998 declined to 4.93% compared to 7.84% for the comparable period of 1997.

BALANCE SHEET ANALYSIS

     Total assets at September 30, 1998 were $223,818,000 an increase of 12.9% or $25,577 from $198,241,000 at December 31, 1997. At September 30,
1998, the Company's loan portfolio grew to $144,305,000 an increase of $14,670,000 or 11.3% since December 31, 1997. Loan growth was substantially a result of the decision to hold the majority of newly originated SBA and B&I loans, rather than sell them on the secondary market, in an effort to increase higher yielding assets and interest income. Total deposits were $198,725,000 at September 30, 1998, up $22,446,000 or 12.7% from $176,279,000 at December 31, 1997. At September 30, 1998, the Company's net investment in real estate was $0 from $4,338,000 at December 31, 1997.

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

     Commercial loans, including SBA and B&I loans, comprised approximately 66.2% of the Bank's loan portfolio at September 30, 1998, compared to 58.3% at December 31, 1997 and 56.1% at September 30, 1997. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business with no material industry concentrations. Most of these loans have floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

     Real estate construction lending comprised 14.5% of the Company's loan portfolio at September 30, 1998, compared to 23.2% of the Bank's loan portfolio at December 31, 1997, and 23.5% at September 30, 1997. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as, cost overruns or delays in the sale or completion of a property.

     Real estate mortgage loans comprised 12.6% of the loan portfolio at September 30, 1998, compared to 11.5% at December 31, 1997, and 12.9% of the loan portfolio at September 30, 1997. Real estate mortgage loans are made up of approximately 75% non-residential properties and 25% single-family, residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates, of which, the majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

     Consumer loans represented the remainder of the loan portfolio at September 30, 1998, comprising 6.7% of the loan portfolio compared to 7.0% of total loans at December 31, 1997 and 7.5% at September 30, 1997. This category includes traditional consumer loans, home equity lines of credit, and Visa card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa cards are unsecured.

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

NONPERFORMING LOANS

     The Company's and the Bank's current policy is to cease accruing interest when a loan becomes 90-days past due as to principal or interest; when the full, timely collection of interest or principal becomes uncertain; or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection.

     At September 30, 1998, nonperforming loans amounted to $1,456,000 or 1.01% of total loans compared to $1,736,000 or 1.34% at December 31, 1997, and $2,013,000 or 1.68% at September 30, 1997. Other real estate owned was $684,000 at September 30, 1998, compared to $503,000 at December 31, 1997.
Total nonperforming loans at September 30, 1998, compared to December 31, 1997, declined by $280,000. Of the total nonperforming loans, $231,000 represented loans RSC made to facilitate the sale of former partnership properties that have loan to value ratios higher than would normally be made by the Bank. These loans have dropped dramatically during 1998 and management expects they will be paid off prior to year end. Without the non-accrual loans made by RSC, the Bank's loan portfolio at September 30, 1998 had $1,225,000 in non-accrual loans or .85%, compared to $598,000 in non-accrual loans or 0.46% at December 31, 1997. Of the Bank's non-accrual loans (excluding RSC loans) at September 30, 1998, $900,000 represented the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for origination of SBA loans which are subsequently sold in the secondary market. Under the new requirement, if a borrower defaults on an SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. This guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the originating bank. An originating bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this new requirement, it is expected that SBA non-accrual loan levels will be slightly higher.

The following table presents information concerning the nonperforming loans for the periods ending September 30, 1998 and December 31, 1997, respectively.

----------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                  September 30, 1998  December 31, 1997
----------------------------------------------------------------------------------------------------------
Nonperforming Assets:
Nonaccrual RSC loans                                                          $    231           $  1,138
Nonaccrual bank loans                                                            1,225                598
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Nonperforming loans                                                              1,456              1,736
Other real estate owned                                                            684                503
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                       2,140              2,239
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                                                    102                 48
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Total loans before allowance for credit losses                                $144,305           $129,635
Total assets                                                                   223,818            198,241
Allowance for possible credit losses                                            (2,689)            (2,219)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Ratios:
Nonperforming loans to total loans                                               1.01%              1.34%
Nonperforming loans to total loans (excluding RSC loans)                          .85%               .46%
Nonperforming assets to:
Total loans                                                                      1.48%              1.73%
Total loans and OREO                                                             1.48%              1.72%
Total assets                                                                      .96%              1.13%
Allowance for possible credit losses to total nonperforming assets             125.69%             99.11%
Allowance for possible credit losses to loans                                    1.86%              1.71%
----------------------------------------------------------------------------------------------------------

     At September 30, 1998 and December 31, 1997, the Company's recorded investments in loans for which an impairment had been recognized totaled $1,544,000 and $1,410,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At September 30, 1998, the related SFAS No. 114 allowance for credit losses considered impaired was $121,000. The Company uses the cash basis method of income recognition for impaired loans. For the nine months ended September 30, 1998 and 1997, the Company did not recognize any income on such loans.

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

     The allowance for credit losses totaled $2,689,000 or 1.86% of total loans at September 30, 1998, compared to $2,219,000 or 1.71% at December 31, 1997. The increase in allowance for credit losses is the result of additional provisions for credit losses of $375,000 in the nine months ended September 30, 1998, along with net recoveries of previously charged off loans of $219,000 less charge-offs of $124,000. Charge-offs as a percentage of average loans were .12% on an annualized basis through the first nine months of 1998. Of the Company's $144,300,000 in total loans, approximately $32,000,000 are guaranteed by the SBA or are guaranteed under the Department of Agriculture's' B&I program. If the guaranteed portion of these loans were subtracted from the Company's gross loan portfolio the allowance for credit losses to non-guaranteed loans was 2.41% at September 30, 1998. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's allowance for credit losses for the period between December 31, 1997 and September 30, 1998.

-----------------------------------------------------------------------
(In thousands)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                      $2,219
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Provision charged to expense                                       375
Loans charged-off                                                 (124)
Recoveries                                                         219
-----------------------------------------------------------------------
-----------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                                     $2,689
-----------------------------------------------------------------------

INVESTMENTS IN REAL ESTATE

     The Company's investment in real estate consists of the Bank's investment of capital and retained earnings in RSC. RSC is a limited partner in two projects with a total of four model homes remaining for sale. During the nine months ended September 30, 1998, RSC reduced its net investment in real estate to $0, from $4,067,000 at December 31, 1997 and $8,636,000 at September 30, 1997.

The following table represents the condensed financial information relative to RSC for the periods ended September 30, 1998 and December 31, 1997, respectively.

-----------------------------------------------------------------------------------------
(In thousands)                                     September 30, 1998  December 31, 1997
-----------------------------------------------------------------------------------------

Financial Position:
Investments in real estate
Real estate held-for-sale                                      $    -            $ 4,420
Equity in partnerships                                            450                702
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Investment in real estate before allowance                        450              5,122
Allowance for real estate losses                                 (450)            (1,055)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Investment in real estate                                      $    -            $ 4,067
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Loans to real estate partnerships and projects                    545              1,768
Allowance for loan losses                                        (507)              (364)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Net Loans                                                          38              1,404
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Other Assets                                                    1,956              2,524
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Liabilities                                                      (201)              (144)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Bank's investment in RSC                                       $1,793            $ 7,851
-----------------------------------------------------------------------------------------

FUNDING SOURCES

     Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. In order to assist in meeting its funding needs, the Bank maintains federal funds lines with correspondent banks in addition to using its investment portfolio to raise funds through repurchase agreements. In addition, the Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of September 30, 1998, the Bank held no brokered time deposits and had no borrowings from correspondent banks against its federal funds lines.

     The following table presents the composition of the deposit mix for the period ending September 30, 1998 and December 31, 1997, respectively.

---------------------------------------------------------------------------------------------------
(In thousands)                                   September 30, 1998            December 31, 1997
---------------------------------------------------------------------------------------------------
                                                              Percent of                Percent of
                                                  Amount  Total Deposits    Amount  Total Deposits
--------------------------------------------------------------------------------------------------
Noninterest-bearing  transaction accounts       $ 43,580          21.9%   $ 46,744          26.5%
Now and MMI                                       49,974          25.2%     48,616          27.6%
Savings                                           55,680          28.0%     36,498          20.7%
Time under $100,000                               16,283           8.2%     15,778           9.0%
Time $100,000 and over                            33,208          16.7%     28,643          16.2%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits                  155,145          78.1%    129,535          73.5%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Total Deposits                                  $198,725         100.0%   $176,279         100.0%
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

----------------------------------------------------------------------------------------------------------------
                                                        After Three               After
(In thousands, except percentages)        Within         Months But        One Year But        After
As of September 30, 1998            Three Months   Within 12 Months   Within Five Years   Five Years       Total
----------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans (1)                               $103,362            $18,658             $12,722     $  8,106    $142,848
Investment securities and other           13,963              8,400               6,338       20,458      49,159
Federal funds sold                        15,250                  -                   -            -      15,250
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Total Earning Assets                    $132,575            $27,058             $19,060    $  28,564    $207,257
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Interest-bearing transaction
  accounts                                50,891                  -                   -            -      50,891
Savings accounts                          55,680              2,907               1,646            -      60,233
Time deposits                             17,393             20,485               6,664            -      44,542
Federal funds purchased                        -                  -                   -            -           -
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities      $123,964            $23,392             $ 8,310     $      -    $155,666
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap              8,611              3,666              10,750       28,564
Cumulative gap                             8,611             12,277              23,027       51,591
Cumulative gap percentage to
  interest earning assets                  4.15%              5.92%              11.11%       24.89%
----------------------------------------------------------------------------------------------------------------

(1)  Amounts exclude nonaccrual loans of $1,457,000.

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

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for credit losses. Effective October 1, 1998 the Board of Governors and other federal bank regulatory agencies approved including Tier 2 capital up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk.

     The Board of Governors and other federal agencies have adopted a revised minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth. The old rule remains in effect for banks, however, the federal regulatory agencies are currently continuing work on a revised leverage rule for banks.

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

     As a condition of the administrative orders issued by the FDIC and CDFI in 1997, the Company and Bank's Board of Directors, agreed that the Bank would maintain Tier 1 capital equal to the greater of $14,000,000 or the equivalent of a Tier 1 capital to average assets ratio of at least 7.0%. With the termination of the orders in September 1998, these additional capital conditions were removed.

     The Company and Bank's actual capital amounts (in thousands) and ratios, as of September 30, 1998, are also presented in the following table:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             Prompt Corrective
                                                  Actual          Adequacy Purposes         Action Provisions
----------------------------------------------------------------------------------------------------------------
As of September 30, 1998                    Amount     Ratio      Amount       Ratio       Amount        Ratio
----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted
Assets:)
  Company                                   $21,090    15.67%    >=$10,766    >=8.00%               N/A
  Regency Bank                              $18,235    13.55%    >=$10,769    >=8.00%     >=$13,462     >=10.00%

Tier 1 Capital (to Risk Weighted Assets):
  Company                                   $19,395    14.41%    >=$ 5,383    >=4.00%               N/A
  Regency Bank                              $16,540    12.29%    >=$ 5,385    >=4.00%     >=$ 8,077     >= 6.00%

Tier 1 Capital (to Average Assets):
  Company                                   $19,395     9.21%    >=$ 8,424    >=4.00%               N/A
  Regency Bank                              $16,540     7.87%    >=$ 8,410    >=4.00%     >=$10,512     >= 5.00%
----------------------------------------------------------------------------------------------------------------

SELECTED RATIOS

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

-----------------------------------------------------------------------------------------------
                                                For the Three Months       For the Nine Months
                                                 Ended September 30,       Ended September 30,
-----------------------------------------------------------------------------------------------
                                                  1998        1997          1998          1997
-----------------------------------------------------------------------------------------------
Return on average assets                         2.02%        .63%         1.49%         (1.17%)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Return on average shareholders' equity          20.87%       9.58%        15.08%        (16.04%)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Average shareholders' equity to average assets   9.67%       6.62%         9.87%          7.28%
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Dividend payout ratio                                -           -           -               -
-----------------------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE

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

     The Company is currently engaged in a five-phase management program that includes awareness, assessment, renovation, validation, and implementation. The Company has identified all major applications and systems that may require modification to ensure "Year 2000 Compliance." As a part of this process the Company has segregated its various systems and classified them either as mission critical or non-mission critical. The scope of the project covers all computer systems including PC and network hardware and software, and mainframe and mainframe software. It also covers all equipment and other systems utilized in bank operations or in the premises from which the Company operates. The first priority is to make sure all mission critical systems are Y2K ready and that adequate testing and contingency plans are in place.

     The Company utilizes both internal and external resources to implement its year 2000 project and expects to complete the majority of its efforts by the end of 1998, leaving adequate time to assess and correct any significant issues that may materialize. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Through September 30, 1998. The Company has incurred approximately $50,000 in expense related to its Y2K efforts and expects to expend approximately $50,000 in additional expense to complete the project. These expenses have been primarily for consulting services. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

     During the quarter ended September 30, 1998, the Company continued to certify various systems as year 2000 ready. Testing of most mission critical systems has either been completed or is substantially complete including the Bank's main customer and accounting software the "Fiserv CBS System". The Fiserv software has been thoroughly tested by Fiserv and has been certified by Fiserv as Y2K ready. The Company has completed additional testing of all components of the software through April 2000 and has detected no Y2K problems. The Company anticipates completion of testing and the installation of upgraded software for several ancillary PC based systems by year-end 1998. Most of these ancillary PC based systems are related to new account or loan production and could be performed manually using existing forms in a worst case scenario.

     In addition to internal systems, the Company has communicated with its large borrowers, corporate customers, and major vendors upon which it relies to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. Borrowers or large deposit customers have been categorized based upon risk and are monitored on a regular basis. If a borrowing customer is determined to have significant Y2K exposure that may impair the quality or collectability of its loan, reserves for potential losses resulting from such Y2K exposures are established accordingly.

     Despite the Company's best efforts, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company. For these reasons the Company has developed and will continue to refine contingency plans for all mission critical systems. While the Company fully expects its main customer and accounting systems to be Y2K ready, external problems such as a major electrical or telecommunications failure could result in a disruption of business for the Company and its customers as part of its contingency plans. The Company has established backup facilities in other geographic regions as well as various levels of electronic and manual processes and procedures to continue operation in the event of Y2K problems. Based upon the relative small size and low volume of transactions processed by the Company, complete manual operation is, while a last resort, a realistic option that is available to the Company.

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

                         *(10.11) Form of Indemnification Agreement,
                                  incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

                         *(10.13) Employment Agreement made and entered into
                                  as of August 22, 1996 between Regency Bank, a California Corporation, and Steven F. Hertel, President/Chief Executive Officer, incorporated by reference from exhibit 10.2 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 1996, filed with the Commission on November 16, 1996.

                         *(10.14) Employment Agreement made and entered into
                                  as of August 22, 1996 between Regency Bank, a California Corporation, and Steven R. Canfield, Executive Vice President/Chief Financial Officer incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q/A- 1 for the quarter ended September 30, 1996, filed with the Commission on November 16, 1996.

                         *(10.15) Employment Agreement made and entered into
                                  as of August 22, 1996 between Regency Bank, a California Corporation, and Robert J. Longatti, Executive Vice President/Chief Credit Officer incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 1996, filed with the Commission on November 16, 1996.

                         *(10.16) Employment Agreement made and entered into
                                  as of August 22, 1996 between Regency Bank, a California Corporation, and Regency Investment Advisors Incorporated, a California Corporation, and Alan R. Graas, President,incorporated by reference from exhibit 10.5 of registrant's Quarterly
                                  Report on Form 10-Q/A-1 for the quarter
                                  ended September 30, 1996, filed with the Commission on November 16, 1996.

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

                         *(10.22) Form of Director Deferred Fees Agreement for
                                  Regency Service Corporation incorporated by reference from exhibit 10.33 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31,1997.

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

                         (27.1)   Financial Data Schedule

* Denotes management contracts, compensatory plans or arrangements

                         (b)      Reports on Form 8-K

                                  The Company filed a Form 8-K dated July 9,
                                  1998, in which it reported its record
                                  mid-year earnings, which stated earnings of $1.15 million or $0.44 per share in the first six months of 1998.

                                  The Company filed a Form 8-K dated July 27,
                                  1998, in which it reported that the Federal
                                  Reserve Bank of San Francisco approved the application of Regency Bank to become a member of the Federal Reserve Bank of San Francisco. Additionally, the registrant reported that it engaged Belle Plaine Financial LLC to act as exclusive financial advisor to Regency Bancorp and its various entities in connection with its efforts to acquire, invest in, or sell depository institutions and/or other businesses.

                                  The Company filed a Form 8-K dated August 1,
                                  1998, in which it reported a change in the registrant's certifying accountant. The registrant's board of directors approved the dismissal of Deloitte & Touche LLP as the registrant's independent accountant effective August 1, 1998. Additionally, the registrant reported that it has engaged KPMG Peat Marwick LLP as principal accountant to audit the registrant's financial statements effective August 1, 1998.

                                  The Company filed a Form 8-K dated September
                                  23, 1998, in which it announced its
                                  intention to repurchase stock and the
                                  completion of real estate investment
                                  divestiture.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REGENCY BANCORP



Date:        11/2/98                  By: /s/ Steven F. Hertel
     ---------------------------         ----------------------------
                                      Steven F. Hertel
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:        11/2/98                  By: /s/ Steven R. Canfield
     ---------------------------         ----------------------------
                                      Steven R. Canfield
                                      Executive Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                      Sequential
Number    Description                       Page Number

  27.1    Financial Data Schedule               38