Form 10-K
period 1998-12-31
REGENCY BANCORP
filed 1999-03-26
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 000-23815

                                 REGENCY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       STATE OF CALIFORNIA                           77-0378956
 -------------------------------        ------------------------------------
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  7060 N. FRESNO STREET, FRESNO, CALIFORNIA              93720
   ---------------------------------------             ----------
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

         TITLE OF EACH CLASS
         -------------------
            COMMON  STOCK


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10,1999 was $26,263,000.

As of March 10, 1999, the registrant had 2,624,374 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: (1) Portions of the definitive Proxy Statement for the 1998 annual meeting of shareholders into Part III. Items 10-13.

The Index to Exhibits is located at page 90.

                                 REGENCY BANCORP


                                 TABLE OF CONTENTS



PART I                                                                             PAGE
        Item 1.  Business .......................................................    3
        Item 2.  Description of Properties ......................................   13
        Item 3.  Legal Proceedings ..............................................   14
        Item 4.  Submission of Matters to a Vote of Security Holders ............   14

PART II

        Item 5.  Market for Registrant's Common Equity and Related Stockholder
                  Matters .......................................................   15
        Item 6.  Selected Financial Data ........................................   17
        Item 7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..........................................   18

        Item 7A. Quantitative and Qualitative Disclosures About Market Risk .....   40
        Item 8.  Financial Statements and Supplementary Data ....................   45
        Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ......................................   83

PART III

       Item 10.  Directors and Executive Officers of the Registrant .............   83
       Item 11.  Executive Compensation .........................................   83
       Item 12.  Security Ownership of Certain Beneficial Owners and Management .   83
       Item 13.  Certain Relationships and Related Transactions .................   83

PART IV

       Item14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   84

                                      PART I

Item 1.           BUSINESS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

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

         The Bank's Herndon branch office is open from 9:00 a.m. to 5:00 p.m., Monday through Friday. In addition to its Herndon Office, the Bank operates a full service banking office at 126 N. "D" Street in Madera, California. The Madera office hours are 9:00 a.m. to 5:00 p.m. Monday through Thursday, 9:00 a.m. to 6:00 p.m. on Friday and 9:00 a.m. to 1:00 p.m. on Saturday. The Bank also operates a full service facility and loan production office located at 5240 N. Palm Ave., Fresno, California. The facility is open from 9:00 a.m. to 6:00 p.m., Monday through Friday and 9:00 a.m. to 1:00 p.m. on Saturday. Additionally, the Bank has established a loan production office in Modesto, California. The Bank has automated teller machines located at its headquarters office and its Madera office. The Bank is insured under the Federal Deposit Insurance Act and each depositor's account is insured up to the legal limits thereon. The Bank is chartered (licensed) by the California Commissioner of Financial Institutions ("Commissioner") and became a member of the Federal Reserve System in the third quarter of 1998. Additionally, in the fourth quarter of 1998, the Bank was accepted as a member of the Federal Home Loan Bank.

         The Bank has one subsidiary, Regency Service Corporation ("RSC"), a California corporation which engaged in the business of real estate development primarily in the Fresno/Clovis area. For more information on RSC, see, "Real Estate Development Activities" under this section and additionally, under note 4 of the Company's audited consolidated financial statements included in item 8.

         The Company's second subsidiary, Regency Investment Advisors ("RIA"), provides investment management and consulting services from offices located in the Company's headquarters office at 7060 N. Fresno St., Fresno, California. For more information on RIA, see, "Investment Management Activities" under this section.

         The three areas in which the Bank has directed virtually all of its lending activities are: (i) commercial loans; (ii) real estate loans (including residential construction and mortgage loans); and (iii) consumer loans. As of December 31, 1998, these three categories accounted for approximately 66 percent, 28 percent and 6 percent, respectively, of the Bank's loan portfolio.

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

         As of December 31, 1998, the Bank had total deposits of $206.6 million. Of this total, $54.2 million represented noninterest-bearing demand deposits, $101.3 million represented interest-bearing demand deposits and interest-bearing savings deposits, and $51.1 million represented time deposits.

         REAL ESTATE DEVELOPMENT ACTIVITIES

         The Bank, through RSC and pursuant to California Financial Code
Section 751.3 has engaged in real estate development activities since 1986. Such activities typically involved the acquisition, development and sale of the properties (but sometimes involved the sale of properties prior to development) and historically were structured as limited partnerships in which RSC was the limited partner and a local developer the general partner. Partnerships are accounted for under the equity method. Sales of properties are recognized on the accrual method and are allocated between the partners based on the provisions of the various partnership agreements.

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

         As of December 31, 1998, RSC had divested of all real estate investments and loans with the exception of one limited partnership interest with one completed home as its primary asset. At December 31, 1998, this one remaining partnership investment had been fully reserved for. For more information regarding RSC and its financial performance, see "Item 7 - Regency Service Corporation", below and additionally, note 4 of the Company's audited financial statements included in Item 8.

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

         SUPERVISION AND REGULATION

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, which is owned 100 percent by the Company, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank is licensed by the Commissioner, its deposits are insured by the FDIC, and became a member of the Federal Reserve System in the third quarter of 1998. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, subsidiary operations, allowance credit losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner and the Board of Governors and provide such additional information as the Commissioner and the Board of Governors may require.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5 percent of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below.

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

         In 1995, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1999.

         The Board of Governors and other federal banking agencies have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0 percent of its assets and commitments to extend credit, weighted by risk, of which at least 4.0 percent must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

         Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8 percent ratio. For example, most home mortgage loans are placed in a 50 percent risk category and therefore require maintenance of capital equal to 4 percent of such loans, while commercial loans are placed in a 100 percent risk category and therefore require maintenance of capital equal to 8 percent of such loans.

         The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments. However, no more than 25 percent of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for credit losses. Effective October 1, 1998 the Board of Governors and other federal bank regulatory agencies approved including in Tier 2 capital up to 45 percent of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk.

         The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3 percent minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1 percent to 2 percent higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3 percent (Tier 1 capital to total assets) for the highest rated bank holding companies and banks. All other bank holding companies and banks must maintain a minimum Tier 1 leverage ratio of 4 percent with higher leverage capital ratios required for banking organizations that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

         On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Board of Governors and other federal banking agencies adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8 percent or greater, a Tier 1 risk-based capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8 percent, a Tier 1 risk-based capital ratio of less than 4 percent, or a leverage ratio of less than 4 percent; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6 percent, a Tier 1 risk-based capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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

         Under the FDICIA, the Board of Governors and other federal agencies have adopted regulations which require banks to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

         The Board of Governors and other federal banking agencies have established safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If the agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

         On December 13, 1994, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate a bank's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing a bank's overall capital adequacy.

         The Board of Governors and other federal banking agencies issued a joint agency policy statement during 1996 regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk in the expectation that industry techniques for measurement of such risk will evolve.

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

         COMPETITION

         The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services such as trust services and international banking services which are not offered directly by the Bank and, by virtue of their greater total capitalization upon which legal lending limits are based, such banks have substantially higher limits than the Bank. At December 31, 1998, the Bank's legal lending limits to a single borrower and such borrower's related interests were $3.0 million on an unsecured basis and $5.0 million on a fully secured basis based on regulatory capital of $20.0 million.

         The Bank's primary service area encompasses Fresno County and Madera County. As cited in "The Market Share Report" published by the FDIC, as of June 30, 1998, there were 27 banks and savings and loans operating in Fresno County with total deposits of $5.4 billion. At that time, the Bank held a total of $164.5 million in deposits at its Fresno branches representing approximately 3.1 percent of total bank and savings and loan deposits in Fresno County. Additionally, there were 15 banks and savings and loans operating in Madera County with total deposits of $601.6 million. At June 30, 1998, the Bank held a total of $21.1 million in deposits, representing approximately 3.5 percent of total bank and savings and loan deposits in Madera County.

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

         The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1999.

         The federal banking agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20,

1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. An "eligible institution" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through an expedited application process. In addition, the regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. This OCC regulation could be advantageous to national banks depending on the extent to which the OCC permits national banks to engage in new lines of business.

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

         In addition to pending legislative changes, the various federal and state banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such rules and regulations may have on the business of the Company and the Bank.

Item 2.           PROPERTIES

         The Company leases land and a building at 5240 N. Palm Avenue, Fresno, California, under a lease agreement having an initial term of approximately 30 years with 2 five year options. The lease is accounted for as an operating lease for the land and a capital lease for the building. The facility is approximately 9,000 square feet with rental payments of $1.05 per square foot per month. The lease calls for rent payment increases of 25 percent every five years. The foregoing description of the lease is qualified by reference to the lease agreement dated December 22, 1988 attached as exhibit 10.10 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 27, 1994.

         On February 20, 1995, the Bank entered into a lease agreement for its SBA loan production office located at 3501 Coffee Road, Suite 3, Modesto, California. The lease is for a period of 5 years on facilities of 1,072 square feet at a lease rate of $1.35 per square foot. The lease calls for annual rent adjustments based on changes in the consumer price index of not less than 3 percent and not more than 5 percent. The foregoing description of the lease is qualified by reference to the lease agreement dated February 20, 1995 and attached as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         On August 17, 1995, the Company entered into a sale-leaseback of its corporate headquarters located at 7060 N. Fresno Street, Fresno, California. The leaseback is accounted for as an operating lease with a term of 15 years and contains provisions for periodic rent increases every three years based on changes in the consumer price index not to exceed 12 percent per adjustment. The facility is approximately 24,100 square feet with the initial rental rate set at $1.35 per square foot. The foregoing description of the lease is qualified by reference to the lease agreement dated August 17, 1995 and attached as exhibit
10.21 to the Company's Form 10-K for the year ended December 31, 1995.

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

         Rent expense under all operating lease agreements was $636,000, $528,000 and $540,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following (in thousands):

                                       CAPITAL LEASES                  OPERATING LEASES
  1999                                         $   48                             $ 573
  2000                                             76                               544
  2001                                             76                               492
  2002                                             76                               492
  2003                                             76                               492
  Thereafter                                    2,450                             4,294
                                               ------                           -------
  Total minimum lease payments                  2,802                           $ 6,887
  Amount representing interest                 (2,255)                          -------
                                               ------                           -------
                                               ------
  Net present value of minimum
     lease payments                            $  547
                                               ------

Item 3.           LEGAL PROCEEDINGS

         There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5 percent shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5 percent shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

         Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

         In May 1998, the Company's Stock began trading on the Nasdaq National Market System under the symbol REFN. Prior to that date there was limited trading in and no established public market for the Company's Common Stock. Hoefer & Arnett, Incorporated, Sutro & Co., Banc Stock Exchange and Van Kasper & Company act as market makers and facilitate trades in the Company's Common Stock. Based on information provided by Nasdaq and the aforementioned market makers, the range of high and low bids for the Company's Common Stock for the two most recent fiscal years are set forth below. Such bid prices represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


         CALENDAR YEAR                    LOW                  HIGH
         1997
         First Quarter                  9.125                10.625
         Second Quarter                 9.000                10.000
         Third Quarter                  8.250                10.125
         Fourth Quarter                 9.250                11.000
         1998
         First Quarter                 10.250                14.875
         Second Quarter                13.625                14.625
         Third Quarter                 11.000                16.125
         Fourth Quarter                12.937                14.812

The bid price for the Company's Common Stock was $14.50 as of March 10, 1999.

(b)      HOLDERS

         As of March 10, 1999, there were approximately 650 holders of the Common Stock of the Company. There are no other classes of common equity outstanding.

(c)      DIVIDENDS

         The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that banks may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

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

         During 1998 and 1997, the Company paid no cash dividends. During 1996, the Company paid four quarterly cash dividends of $.06 per common share. There can be no assurance that the Company will pay dividends in the future. The determination to pay dividends is subject to regulatory restrictions applicable to the Bank and the Company, the financial condition of the Bank and the Company and such other factors as the Board of Directors of the Company may consider.

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

--------------------------------------------------------------------------------------------------------------------
(In thousands, except
percentages, share and  per share data)              1998           1997          1996         1995           1994
--------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Interest income                                    $ 18,636       $15,286      $ 13,227      $12,841       $ 10,708
Interest expense                                      5,452         5,321         4,694        5,092          2,989
                                                    -------        ------         -----        -----          -----
Net interest income                                  13,184         9,965         8,533        7,749          7,719
Provision for credit losses                             375         1,353            -           470            487
                                                    -------        ------         -----        -----          -----
Net interest income after provision
  for credit losses                                  12,809         8,612         8,533        7,279          7,232

Non-interest income                                 $ 2,962       $ 2,687       $ 3,109      $ 1,883        $ 4,026
Non-interest expense                                  9,455        13,406         9,902       12,105          8,327
                                                    -------        ------         -----        -----          -----
Income (loss) before income taxes                     6,316       (2,107)         1,740      (2,943)          2,931
Income taxes (benefit)                                2,643         (833)           732      (1,176)          1,195
                                                    -------        ------         -----        -----          -----
Net Income (loss)                                   $ 3,673     $ (1,274)       $ 1,008    $ (1,767)        $ 1,736
                                                    -------        ------         -----        -----          -----
                                                    -------        ------         -----        -----          -----

FINANCIAL CONDITION AND CAPITAL
   YEAR END BALANCES:
Total assets                                      $ 231,967      $198,241     $ 181,058    $ 163,682      $ 155,802
Net loans                                           147,588       126,430        99,770       94,529         89,589
Investments in real estate                                -         4,338        16,926       17,954         16,209
Deposits                                            206,637       176,279       159,802      143,745        137,889
Shareholders' equity                                 22,449        18,734        13,470       12,942         14,327

FINANCIAL CONDITION AND CAPITAL
   AVERAGE BALANCES:
Total assets                                      $ 207,481      $186,243     $ 166,534    $ 160,215      $ 144,734
Net loans                                           137,389       110,025        98,333       91,046         83,230
Investments in real estate                              929        12,538        17,892       17,801         15,667
Deposits                                            183,466       168,296       143,723      142,943        128,288
Shareholders' equity                                 20,218        13,272        13,358       14,948         13,737

FINANCIAL RATIOS:
Return on average assets                              1.77%       (0.68%)         0.61%      (1.10%)          1.20%
Return on average equity                             18.17%       (9.60%)         7.55%     (11.82%)         12.64%
Average equity to average assets                      9.75%         7.13%         8.02%        9.33%          9.49%
Dividend payout ratio                                     -             -        43.33%     (19.93%)          9.50%
Allowance for loan losses to total loans              1.74%         1.71%         1.58%        1.85%          1.69%

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                $ 1.40       $ (.68)         $ .55      $ (.98)         $ 1.00
Diluted                                              $ 1.31       $ (.68)         $ .54      $ (.98)          $ .94
SHARES ON WHICH EARNINGS (LOSS) PER
  COMMON SHARE WERE BASED:
Basic                                             2,624,000     1,860,000     1,818,000    1,805,000      1,734,000
Diluted                                           2,800,000     1,860,000     1,872,000    1,805,000      1,841,000
CASH DIVIDENDS DECLARED PER COMMON SHARE:                 -             -         $0.24        $0.20          $0.10
--------------------------------------------------------------------------------------------------------------------

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

         OVERVIEW

         The 1998 fiscal year was a year of growth and record profits for Regency Bancorp. Highlights included overall asset growth of 17.0 percent with total assets reaching $232.0 million at year end, completion of the divestiture of RSC's real estate investment assets, a return to profitability with net income after tax reaching $3.7 million for the year, and, in May the Company's common stock began trading on the Nasdaq national market system under the symbol REFN. In September 1998, the Bank received written acknowledgement from the Federal Deposit Insurance Corporation ("FDIC") and California Department of Financial Institutions ("CDFI") that the administrative orders issued in November 1997 had been rescinded. Additionally, the Bank was accepted as a member of both the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco.

         For the year ended December 31, 1998, the Company recorded net income of $3.7 million representing a $4.9 million improvement from a net loss of $1.3 million in 1997 and a $2.7 million increase from income of $1.0 million in 1996. Record income for 1998 was primarily the result of a decrease in expenses associated with RSC's divestiture, as well as a significantly larger earning asset base resulting in greater interest income. The net loss in 1997 was primarily the result of losses totaling $5.7 million related to the dissolution of RSC's real estate development activities.

         Earnings per share for 1998 were $1.40 (basic) and $1.31 (diluted), compared to a net loss per share for 1997 of $.68 (basic and diluted) and net income per share of $.55 (basic) and $.54 (diluted) in 1996. For the year ended December 31, 1998, return on average assets and average equity were 1.77 and
18.17 percent, respectively. Shareholders' equity increased in 1998 by $3.7 million or 19.8 percent, primarily as a result of income generated by the Company's subsidiaries. Shareholders' equity increased by $5.3 million during 1997 primarily as a result of the Company's capital offering offset by the net loss for the year. The Company's ratio of common shareholders' equity to total assets was 9.7 percent at December 31, 1998, compared to 9.5 percent at December 31, 1997 and 7.4 percent at December 31, 1996. The Company's and Bank's levels of risk based capital to assets were considered "well capitalized" at year-end.

         During 1998, the Company effectively completed divestiture of RSC's real estate holdings reducing the Company's investment in real estate from $4.1 million at December 31, 1997 to zero at year-end 1998. At December 31, 1996 the Company's investment in real estate was $16.3 million. The elimination of nonperforming real estate assets had a significant effect on the Company's overall increase in earning assets and an improved ratio of earning assets to total assets. For the year ended December 31, 1998, the Company's ratio of average earning assets to average total assets was 90.3 percent, compared to 83.9 percent in 1997 and 79.5 percent in 1996. The higher levels of earning assets achieved in 1998 were a significant reason for the increase in interest income, and subsequently the increase in overall net income achieved during 1998.

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

         The following table presents, for the years ended December 31, 1998, 1997 and 1996, the Company's total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant cost, expressed both in dollars and rates. The table also sets forth the net interest income and the net earning asset balances for the periods indicated.

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

--------------------------------------------------------------------------------------------------------------------------------
                                                1998                          1997                           1996
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except               AVERAGE    YIELD/   INTEREST   AVERAGE   YIELD/   INTEREST   AVERAGE    YIELD/   INTEREST
percentages)                        BALANCE     RATE               BALANCE    RATE               BALANCE     RATE
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Loans  (1)                         $ 139,891    11.29%  $ 15,793  $ 111,891   11.18%   $12,506  $ 100,052    11.25%  $ 11,255
Investment securities  (2)            39,149     6.17%     2,416     35,879    6.49%     2,328     29,013     6.22%     1,805
Federal funds sold & other             8,304     5.14%       427      8,417    5.36%       452      3,254     5.13%       167
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets        187,344     9.95%    18,636    156,187    9.79%    15,286    132,319    10.00%    13,227
--------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
Allowances for credit losses          (2,502)                        (1,866)                       (1,719)
Cash and due from banks               11,629                          9,562                         8,482
Real estate investments                  929                         12,538                        17,518
Other real estate owned                  673                            462                           374
Premises and equipment, net            1,649                          2,041                         2,296
Cash surrender value of
  life insurance                       3,104                          2,965                         2,829
Accrued interest receivable
  and other assets                     4,655                          4,354                         4,435
--------------------------------------------------------------------------------------------------------------------------------
Total average assets               $ 207,481                      $ 186,243                     $ 166,534
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Transaction accounts                $ 50,218     2.32%   $ 1,166   $ 50,240    2.52%   $ 1,264   $ 46,237     2.67%   $ 1,235
Savings accounts                      42,223     3.85%     1,625     34,150    4.09%     1,397     25,327     4.18%     1,058
Time deposits                         47,923     5.34%     2,557     47,223    5.47%     2,580     41,791     5.36%     2,241
Federal funds purchased
  and other                              874    11.94%       104      3,104    2.58%        80      6,795     2.36%       160
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                        141,238     3.86%     5,452    134,717    3.95%     5,321    120,150     3.91%     4,694
--------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
liabilities:

Transaction accounts                  43,102                         36,683                        30,369
Other liabilities                      2,923                          1,571                         2,657
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                     46,025                        172,971                       153,176
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock                          15,176                          9,202                         8,868
Retained earnings                      4,818                          4,029                         4,529
Accumulated other
  comprehensive income                   224                             41                          (39)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity            20,218                         13,272                        13,358
--------------------------------------------------------------------------------------------------------------------------------
Total average liabilities and
  shareholders' equity             $ 207,481                      $ 186,243                     $ 166,534
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     $ 13,184                       $ 9,965                        $ 8,533
--------------------------------------------------------------------------------------------------------------------------------
Interest income as a
  percentage of average
  interest-earning assets                        9.95%                         9.79%                         10.00%
Interest expense as a
  percentage of average
  interest-earning assets                        2.91%                         3.41%                          3.55%
--------------------------------------------------------------------------------------------------------------------------------
Net interest  margin                             7.04%                         6.38%                          6.45%
--------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,331,000, $1,252,000 and $1,232,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         VOLUME/RATE  ANALYSIS

(In thousands)                                              1998 - 1997                       1997 - 1996
--------------------------------------------------------------------------------------------------------------------
                                                  Volume         Rate      Total      Volume        Rate      Total
--------------------------------------------------------------------------------------------------------------------
NET INTEREST EARNINGS VARIANCE ANALYSIS: (1)

Increase (decrease) in interest income:
Loans                                            $ 3,160          127    $ 3,287     $ 1,323        (72)      1,251
Investment securities  (2)                           190        (102)         88         443          80        523
Federal funds sold and other                         (6)         (19)       (25)         277           8        285
--------------------------------------------------------------------------------------------------------------------
Total                                            $ 3,344            6    $ 3,350     $ 2,043          16    $ 2,059
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest expense:
Transaction accounts                                 (1)         (97)       (98)          88        (59)         29
Savings accounts                                     304         (76)        228         360        (21)        339
Time deposits                                         40         (63)       (23)         295          44        339
Federal funds purchased and other                    (6)           30         24        (97)          17       (80)
--------------------------------------------------------------------------------------------------------------------
Total                                                337        (206)        131         646        (19)        627
--------------------------------------------------------------------------------------------------------------------
Increase in net interest income                  $ 3,007          212    $ 3,219     $ 1,397          35    $ 1,432
--------------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.

(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

         Total interest income increased $3.4 million or 21.9 percent in 1998 to $18.6 million. During 1997, interest income increased $2.1 million or 15.6 percent to $15.3 million. Interest expense in 1998 increased $131,000 or 2.4 percent to $5.5 million from $5.3 million in 1997. In 1997, interest expense increased by $627,000 or 13.4 percent. One of the primary reasons for the Company's increased profitability in 1998 was the increase in net interest income. Net interest income for 1998 increased by $3.2 million or 32.3 percent. The Company's net interest margin increased to 7.04 percent in 1998 from 6.38 percent in 1997 and 6.45 percent in 1996. The higher margin for 1998 resulted from a higher percentage of loans to earning assets and a recovery of nonaccrued interest on loans RSC had carried on its books for several years. Management expects the net interest margin will return to more normalized levels in 1999.

         Average interest-earning assets increased by $31.2 million in 1998 to $187.3 million compared to $156.2 million in 1997 and $132.3 million in 1996. For the year ended December 31, 1998, growth in average interest earning assets was paced by growth in average loans outstanding of 25.0 percent, growth in average investments of 9.1 percent, and a decline in average federal funds sold of 1.4 percent. Average interest bearing liabilities grew by 4.8 percent overall in 1998 with the majority of growth occurring in the Bank's preferred savings product, which experienced an increase of $8.1 million or 23.6 percent. The other subcategories of deposits had only minor growth or, as was the case of Federal Funds purchased, a decline on average for the year.

         For the year ended December 31, 1997, average interest-earning assets increased $23.9 million to $156.2 million, compared to $132.3 million in 1996. In 1997, growth in average interest earning assets was spread over all earning asset categories with federal funds sold increasing 158.7 percent, investments increasing 23.7 percent and loans increasing 11.8 percent. Average interest bearing liabilities grew by $14.6 million in 1997 to $134.7 million from $120.2 million in 1996. All major interest bearing liability categories grew during 1997 with the exception of federal funds purchased. Of note in 1997 was a substantial reduction in Federal Funds purchased and other borrowings. During 1997, the Company was able to retire all debt incurred as a result of the acquisition of limited partnership properties involving RSC.

         NONINTEREST INCOME

         The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations, servicing and depositor service charges), as well as from RIA (income from investment management services). The following table presents the dollar amount of the Company's noninterest income for the years ended December 31, 1998, 1997 and 1996 respectively.

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 1998                   1997                     1996
--------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Gain on sale of loans                                          $356                   $608                  $ 1,315
Depositor service charges                                       500                    397                      338
Income from investment management services                      916                    810                      682
Gain  (loss) on sale of securities                               15                   (19)                        -
Gain on sale of premises & equipment                              4                    252                       18
Servicing fees on loans sold                                    119                    329                      322
Other                                                         1,052                    310                      434
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                        $2,962                $ 2,687                  $ 3,109
--------------------------------------------------------------------------------------------------------------------

         NONINTEREST INCOME 1998 VS. 1997

         Noninterest income increased $275,000 or 10.2 percent in 1998 to $2.96 million. The increase was primarily the result of an increase of $742,000 in other income resulting from recoveries of previously charged off investments in real estate and loans made by Regency Service Corporation of $739,000. Additional noninterest income categories reflecting an increase in 1998 included: depositor service charges, up $103,000 primarily as a result of growth in the Company's deposit base; income from RIA investment management services, up $106,000 as a result of increased assets under management; and gains on the sale of securities, up $34,000. Noninterest income categories with decreased income in 1998 were led by gain on sale of loans with a decline of $252,000. Gain on sale of loans declined primarily as a result of lower amounts of SBA loans sold throughout the year. The majority of the income in this category in 1998 was the result of newly originated mortgage loans generated by the Bank. Additional noninterest income categories declining in 1998 included: gain on sale of premises and equipment, down $248,000; and servicing fees on loans sold, down $210,000. During 1997, the Company recognized a gain on the sale of certain facilities resulting in greater than normal gain from the sale of premises & equipment. The Company generally does not sell non-financial assets, consequently, 1997's gain of $252,000 was a nonrecurring event and 1998's reduced income in this category should be more reflective of future income in this category. Income from servicing fees on loans sold is dependent on the volume of loans serviced and the speed at which serviced loans pre-pay their principal balances. The Company's overall servicing portfolio declined in 1998 as older loans in the servicing portfolio paid off while new loans originated were held on the Company's balance sheet rather than sold and serviced. The decline in portfolio size combined with the amortization of the future-servicing asset associated with a number of loans that paid off at an accelerated rate combined to reduce income in this category.

         NONINTEREST INCOME 1997 VS. 1996

         For the year ended December 31, 1997, noninterest income decreased $422,000 or 13.6 percent to $2.7 million from $3.1 million in 1996. The overall decrease in noninterest income was primarily the result of decreased income from the sale of loans. For the year, gains on the sale of loans were down $707,000, primarily as a result of the Company's decision to retain the guaranteed portion of SBA loans originated to increase interest income, rather than sell the guaranteed portion to generate immediate noninterest income. Additional noninterest income categories reflecting declines in 1997 included: gain (loss) on sale of investments down $19,000 from 1996; and other income declining $124,000. The decline in other noninterest income was primarily a result of a decrease in broker fees of $84,000. Noninterest income categories reflecting an increase in 1997 included: gain on sale of premises & equipment, up $234,000 as a result of the Company's recognition of the gain associated with the sale of certain facilities; depositor service fee income, up $59,000 primarily as a result of growth in the Bank's deposit base; income from RIA investment management services, up $128,000 as a result of a larger asset base under management; and servicing fee income, up $7,000 as a result of a larger servicing portfolio of loans.

         REGENCY INVESTMENT ADVISORS

                  As described above, Regency Investment Advisors is a wholly owned subsidiary of Regency Bancorp providing investment management and consulting services on a fee only basis. Revenue from RIA is primarily a result of fees generated from assets under management. At December 31, 1998, RIA's assets under management were $110.3 million, a 27.5 percent increase from assets under management of $86.5 million at December 31, 1997. During 1997, assets under management increased $9.3 million or 12.0 percent from $77.2 million at December 31, 1996. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company.

Revenue from RIA's operations increased $106,000 or 13.1 percent in 1998 to $916,000 from $810,000 in 1997. In 1996, revenue from investment management services was $682,000. The increased revenue over the past two years was primarily the result of a larger asset base managed by RIA. On a stand alone basis, RIA provided the Company with pre-tax net income of $217,000, $181,000 and $55,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

         NONINTEREST  EXPENSE

         Noninterest expense reflects the costs of products, services, systems, facilities and personnel for the Company. The following table presents the Company's noninterest expense, stated both as dollars and as a percentage of average assets, for the years ended December 31, 1998, 1997 and 1996 respectively.

--------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                   1998                    1997                    1996
--------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Salaries and related benefits                    $5,134      2.47%        $4,782     2.57%     $4,561         2.74%
Occupancy                                         1,559       .75%         1,639      .88%      1,568          .94%
FDIC insurance and regulatory assessments           270       .13%           120      .06%         63          .04%
Marketing                                           475       .23%           450      .24%        428          .26%
Professional services                               684       .33%           461      .25%        749          .45%
Directors' fees and expenses                        219       .11%           270      .15%        383          .23%
Management fees for real estate projects              -          -           120      .07%        488          .29%
Supplies, telephone and postage                     312       .15%           329      .18%        349          .21%
(Gain) loss  from investments in real estate       (171)    (.08%)         3,973     2.13%        351          .21%
Other                                               973       .47%         1,262      .68%        962          .58%
--------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                        $9,455      4.56%      $ 13,406     7.20%     $9,902         5.95%
--------------------------------------------------------------------------------------------------------------------

         NONINTEREST EXPENSE 1998 VS. 1997

         Noninterest expenses decreased by $3.95 million or 29.5 percent to $9.5 million in 1998 from $13.4 million in 1997. The 1998 decrease in noninterest expense resulted from a gain experienced by RSC on investments in real estate of $171,000, compared to a loss of $3.97 million during 1997. When compared to average assets for the respective periods, noninterest expense decreased to 4.56 percent from 7.20 percent.

         Additional noninterest expense categories reflecting a decrease for the year included: occupancy expense, down $80,000 to $1.6 million primarily as a result of lower amounts of depreciation on fixed assets; director's fees and expense, down $51,000 to $219,000 as a result of reduced board fees and a streamlined meeting schedule; management fees for real estate projects, down $120,000 to zero as a result of the cancellation of RSC's third party management contract; and other noninterest expense, down $289,000. In 1997, other expense was abnormally high due to expenses related to the charge-off of accounts receivable at RSC. No similar expense occurred in 1998.

         Noninterest expense categories reflecting an increase in 1998 included; salaries and related benefits, up $352,000 or 7.4 percent due primarily to an increase in bonuses paid under the Company's incentive compensation plan; FDIC insurance and regulatory assessments, up $150,000 or 125.0 percent as a result of the regulatory orders the Bank was under until September 1998; marketing, up 25,000 or 5.6 percent primarily as a result of increased radio advertising; and professional services, up $223,000 or 48.4 percent as a result of increased legal expense related to the Company's capital offering, Nasdaq listing, regulatory orders, as well as, increased audit expense related to the Bank's regulatory orders and increased consulting expense related to the Company's Year 2000 project. Management expects the expense categories of FDIC insurance and professional services will be reduced in 1999 with the termination of the Bank's regulatory orders and the nonrecurring professional fees related to the Company's capital offering and Nasdaq listing.

         NONINTEREST EXPENSE 1997 VS. 1996

         Noninterest expenses increased by $3.5 million to $13.4 million in 1997 from $9.9 million in 1996. This increase was a significant contributing factor to the Company's overall net loss for the year. The primary cause of the increase in noninterest expense came as a result of losses associated with RSC's divestiture of investments in real estate, which increased by $3.6 million in 1997. When compared to average assets for the respective periods, noninterest expense increased to 7.20 percent from 5.95 percent.

         Additional noninterest expense categories increasing in 1997 included: salaries and related benefits, up $222,000 or 4.9 percent to $4.8 million, primarily as a result of higher commissions paid to staff on incentive based compensation; occupancy expense, up $72,000 to $1.6 million, primarily as a result of a full year's rental expense related to the Bank's Madera office (opened in late 1996), as well as higher maintenance and utility expense; FDIC insurance and regulatory assessments, up $57,000 to $120,000, primarily as a result of the administrative orders issued to the Bank and lower capital levels at the mid-year assessment period; and other expenses, up $299,000 to $1.3 million, primarily as a result of a one-time expense related to the write-off of an unsecured account receivable held by RSC.

         Noninterest expense categories that decreased in 1997 compared to 1996 included: professional services, down $288,000 to $461,000, primarily as a result of lower legal and accounting expenses related to RSC; and management fees paid for real estate projects, down $368,000 to $120,000 as a result of a restructured management contract with RSC's project manager. Additionally, supplies, telephone and postage declined by $21,000 in 1997.

         REGENCY SERVICE CORPORATION

         As described above, Regency Service Corporation is a wholly owned subsidiary of Regency Bank and has engaged in real estate development activities primarily in the Fresno/Clovis area since 1986.

         For the year ended December 31, 1998, RSC experienced a gain from sales of real estate in the amount of $171,000 compared to a loss of $4.0 million for the year ended December 31, 1997, and a loss of $351,000 for the year ended December 31, 1996. The gain in 1998 resulted from the sale of several properties which had previously been written down to reflect RSC's anticipated sales proceeds. For the year ended December 31, 1998, on a stand alone basis, RSC's activities (including gains from the sale of properties, recoveries of RSC's provision for real estate losses and credit losses, plus operating expenses), increased the Company's overall pre-tax income by $1.6 million compared to a decrease of $5.7 million in 1997 and a decrease of $1.5 million in 1996, respectively.

         BALANCE SHEET ANALYSIS

         For the year ended December 31, 1998, total assets increased by $33.7 million or 17.0 percent to $232.0 million from $198.2 million at December 31, 1997. During 1997, total assets increased by $17.2 million or 9.5 percent, from $181.0 million at December 31, 1996.

   For 1998, total loans increased $21.5 million or 16.6 percent to $151.2 million from $129.6 million at December 31, 1997, primarily as a result of growth in the SBA and B&I loan portfolios.

During 1997, total loans increased $27.3 million or 26.7 percent as a result of the Company's decision to hold newly originated SBA loans rather than sell the guaranteed portion in the secondary market. Investment securities increased 30.2 percent to $48.2 million at December 31, 1998, from $37.0 million at year-end 1997.

         During 1998, the Company effectively completed divestiture of RSC's real estate investments reducing the Company's investment in real estate from $4.3 million at December 31, 1997, to zero at year-end 1998. At December 31, 1996, the Company's investment in real estate was $16.5 million. The elimination of nonperforming real estate assets has been a significant cause of the Company's overall increase in earning assets and an improved ratio of earning assets to total assets. For the year ended December 31, 1998, the Company's ratio of average earning assets to average total assets was 90.3 percent, compared to 83.9 percent in 1997, and 79.5 percent in 1996. The higher levels of earning assets was a significant reason for the increase in net interest income in 1998 compared to 1997.

         Deposits increased during 1998 by $30.4 million or 17.2 percent to end the year at $206.6 million. During 1997, deposits increased $16.5 million or
10.3 percent to $176.3 million from $159.8 million at December 31, 1996. Interest-bearing deposits grew 17.7 percent in 1998 while noninterest-bearing deposits grew 16.0 percent. Notes payable and capital lease obligations were little changed during 1998 and represent the capital lease obligation on the Company's Palm branch facility. During 1997, notes payable decreased 90.7 percent or $4.9 million as the Company paid off all debts related to the acquisition of real estate properties from RSC's former partners.

         Shareholders' equity increased in 1998 by $3.7 million or 19.8 percent primarily as a result of income generated by the Company's subsidiaries. Shareholders equity increased by $5.3 million during 1997 primarily as a result of the Company's capital offering offset by a net loss for the year.

         INVESTMENT SECURITIES

         The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. An independent custodian holds investment securities in safekeeping. The provisions of SFAS No. 115 require, among other things, that certain investments in debt and equity securities be classified under three categories: securities held-to-maturity; trading securities; and securities available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost; securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in operations; and securities classified as available-for-sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1998, the Bank held $46.9 million in securities classified as available for sale. At December 31, 1998, an unrealized gain of $220,000, net of taxes of $159,000, related to these securities, was reflected in shareholders' equity. The Company had no securities classified as held-to-maturity or as trading securities at December 31, 1998 or 1997, respectively. For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table reflects the carrying amount (fair value) of the Company's investment securities available-for-sale as of December 31, 1998, 1997, and 1996 respectively.

-------------------------------------------------------------------------------------------------------------------
AVAILABLE -FOR-SALE SECURITIES                  1998                     1997                      1996
-------------------------------------------------------------------------------------------------------------------
(In thousands)                          Amortized         Fair   Amortized         Fair    Amortized          Fair
                                             Cost        Value        Cost        Value         Cost         Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                           $ 1,003      $ 1,008     $ 2,007      $ 2,012      $ 2,020       $ 2,030
U.S. Government Agencies                   16,434       16,468      17,431       17,489       21,408        21,383
Mortgage-backed Securities                 17,761       17,779      11,541       11,647        7,972         7,948
State and Political Subdivisions           11,166       11,488       5,441        5,624        1,517         1,559
Equity Securities                             247          247         214          214          350           350
-------------------------------------------------------------------------------------------------------------------
                                          $46,611      $46,990    $ 36,634     $ 36,986      $33,267       $33,270
-------------------------------------------------------------------------------------------------------------------

The following table sets forth the relative maturities and yields of the Company's available-for-sale securities at December 31, 1998 based on amortized cost. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have not been calculated on a fully taxable equivalent basis.

--------------------------------------------------------------------------------------------------------------------------------
                                                             AFTER ONE         AFTER FIVE
                                             WITHIN            THROUGH            THROUGH              AFTER
SECURITIES AVAILABLE-FOR-SALE (1)          ONE YEAR         FIVE YEARS          TEN YEARS          TEN YEARS              TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                   Amount     Yield    Amount    Yield     Amount   Yield    Amount    Yield    Amount    Yield
--------------------------------------------------------------------------------------------------------------------------------
U.S.  Treasuries                  $ 1,003     5.47%         -        -          -       -         -        -   $ 1,003    5.47%
U.S. Government agencies                -         -   $ 1,049    6.11%    $15,385   6.47%         -        -    16,434    6.45%
Mortgage-backed securities              -         -       278    8.47%      1,884   5.91%   $15,599    6.37%    17,761    6.36%
State and political subdivisions      375     5.72%       743    5.96%      1,182   4.46%     8,866    4.84%    11,166    4.90%
Equity Securities                     247     5.55%         -        -          -       -         -        -       247    5.55%
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                             $ 1,625     5.54%   $ 2,070    6.37%    $18,451   6.37%   $24,465    5.82%   $46,611    6.02%
--------------------------------------------------------------------------------------------------------------------------------

(1) Yields calculated on nontaxable securities have not considered tax equivalent effects.

            LOAN  PORTFOLIO

The following table shows the composition of the Company's loan portfolio, by type of loan, as of December 31, for the years indicated:

LOAN PORTFOLIO COMPOSITION:
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS,
EXCEPT PERCENTAGES)           1998               1997               1996                1995               1994
-----------------------------------------------------------------------------------------------------------------------
Commercial               $99,341    65.7%   $ 75,487   58.3%    $56,625   55.4%   $54,150     55.7%  $46,374     50.3%
Real estate:
  Construction            25,192    16.7%     30,128   23.2%     23,640   23.1%    23,706     24.4%   29,857     32.4%
  Real estate mortgage    16,682    11.0%     14,900   11.5%     13,260   12.9%    10,389     10.7%    9,318     10.1%
  Consumer and other       9,936     6.6%      9,120    7.0%      8,778    8.6%     8,892      9.2%    6,559      7.2%
-----------------------------------------------------------------------------------------------------------------------
SUBTOTAL                 151,151     100%    129,635    100%    102,303    100%    97,137      100%   92,108      100%
-----------------------------------------------------------------------------------------------------------------------
Less:
Allowances
   for credit losses       2,631               2,219              1,615             1,784              1,541
Deferred loan fees           492                 363                392               356                542
Unearned discount            440                 623                526               468                436
-----------------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET        $147,588            $126,430            $99,770           $94,529            $89,589
-----------------------------------------------------------------------------------------------------------------------

The following table represents the maturity distribution of the loan portfolio as of December 31, 1998.

---------------------------------------------------------------------------------------------------------------------
                                                                     AFTER ONE
                                                     WITHIN            THROUGH             AFTER
MATURITY DISTRIBUTION OF LOAN PORTFOLIO            ONE YEAR         FIVE YEARS        FIVE YEARS               TOTAL
---------------------------------------------------------------------------------------------------------------------
Loans:
Commercial                                          $28,894            $14,134           $56,313             $99,341
Real estate construction                             23,178              1,530               484              25,192
Real estate mortgage                                  3,115              7,164             6,403              16,682
Consumer and other                                    1,299              2,295             6,342               9,936
---------------------------------------------------------------------------------------------------------------------
TOTAL                                               $56,486            $25,123           $69,542            $151,151
---------------------------------------------------------------------------------------------------------------------
Fixed rate                                            2,217              2,390             2,261               6,868
Variable rate                                        54,269             22,733            67,281             144,283
---------------------------------------------------------------------------------------------------------------------
TOTAL                                               $56,486            $25,123           $69,542            $151,151
---------------------------------------------------------------------------------------------------------------------

         During 1998, the Bank continued its success in SBA lending, leading the 15 county Fresno SBA district in the dollar volume of loans made for the seventh consecutive year. In addition, the Bank continued to actively participate in the U.S. Department of Agriculture Business and Industry Loan program. Business and Industry loans ("B&I") contain a government guarantee on a portion of the loan similar to that of an SBA loan guarantee. For the B&I fiscal year ended September 30, 1998, the Bank was the leading B&I lender in California in new loans made.

         Commercial loans, including SBA and B&I loans, comprised approximately
65.7 percent of the Company's loan portfolio at December 31, 1998, compared to
58.3 percent at December 31, 1997, primarily as a result of the Bank holding newly originated SBA and B&I loans in its portfolio rather than selling these loans on the secondary market. Commercial loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business, with no material industry concentrations. Most of these loans have floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

         Real estate construction lending comprised 16.7 percent of the Company's loan portfolio at December 31, 1998, compared to 23.2 percent of the Company's loan portfolio at December 31, 1997. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the homebuyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property, which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property, as well as cost overruns or delays in the sale or completion of a property.

         Real estate mortgage loans comprised 11.0 percent of the loan portfolio at December 31, 1998, compared to 11.5 percent at December 31, 1997. Real estate mortgage loans are made up of non-residential properties and single-family residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources; however, declines in the underlying property value may create risk in these loans.

         Consumer loans represented the remainder of the loan portfolio at December 31, 1998, comprising 6.6 percent of the loan portfolio compared to 7.0 percent of total loans at December 31, 1997. This category includes traditional Consumer loans, Home Equity Lines of Credit, and Visa Card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa Cards are unsecured.

         RISK ELEMENTS  AND  CONCENTRATIONS

         The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio are critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio. Additionally, management believes its ability to manage portfolio credit risk is enhanced by the knowledge of the Bank's service area by the lending personnel and Board of Directors.

         Generally, loans are secured by various forms of collateral. The loans are expected to be repaid from income of the borrower or with proceeds from the sale of assets securing the loans. The Company's loan policy requires sufficient collateral to meet the Company's relative risk criteria for each borrower. The Company's collateral mainly consists of real estate, cash, accounts receivable, inventory and other financial instruments. The Company either maintains possession of the collateral in safekeeping or perfects a security interest with the State of California. The Company's largest concentration of loans based on collateral is in real estate mortgages, including commercial real estate, and real estate construction lending. A significant portion of its customers' ability to repay these loans is dependent upon the economic sectors of residential real estate development and construction. If a significant decline in real estate property values were to occur in Fresno County, loans associated with these collateral types could become impaired as to their full collectability should default occur.

         The Company does not believe there to be any concentration of loans in excess of 10 percent of total loans, other than those disclosed above, which would be significantly impacted by economic or other conditions. For further discussion of the impact of California economic conditions upon the loan portfolio, see "Allowance for Credit Losses" below.

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

         At December 31, 1998, nonaccrual loans totaled $1.2 million or .79 percent of total loans, compared to $1.7 million or 1.34 percent at December 31, 1997, and $3.3 million or 3.23 percent at December 31, 1996. The decrease in total nonaccrual loans was primarily the result of the Company's divestiture of RSC's real estate development assets including loans made by RSC to facilitate the divestiture of partnership properties. As of December 31, 1998, RSC had no loans outstanding. Of the total nonaccrual loans at December 31, 1997, $1.1 million represented loans RSC had made to facilitate the sale of former partnerships.

         Of the nonaccrual loans at December 31, 1998, $831,000 represented the portion of SBA loans that are guaranteed by the SBA. Beginning in 1997, the SBA changed the requirements for banks originating SBA loans, which are subsequently sold in the secondary market. Under the current requirement, if a borrower defaults on a SBA guaranteed loan, the originating bank is required to buy the guaranteed portion back and hold it in its portfolio until collection efforts are exhausted. While this guaranteed portion is backed by the full faith and credit of the U.S. government and poses little risk of loss to the Bank, the Bank does incur loss of the use of the funds while awaiting payoff from the SBA or other loan collateral. Expense from the loss of use of the funds is expected to be minimal; however, due to this requirement it is expected that the Bank's SBA non-accrual loan levels will be slightly higher than in prior years.

         The gross interest income that would have been recorded for loans placed on nonaccrual status was $103,000, $254,000 and $276,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The following table reflects the dollar value of various nonperforming assets, allowance for credit losses, assets and loans, as well as various nonperforming asset ratios as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                   1998          1997           1996          1995           1994
--------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Nonaccrual RSC loans                                   $-       $ 1,138        $ 3,250          $505             $-
Nonaccrual Bank loans                               1,197           598             51            76            391
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                 1,197         1,736          3,301           581            391
Other real estate owned                               684           503            437           341            299
--------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                          1,881         2,239          3,738           922            690
--------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                        16            48             19           725             58
--------------------------------------------------------------------------------------------------------------------
Total loans before allowance for losses          $151,151     $ 129,635       $102,303       $97,137        $91,130
Total assets                                      231,967       198,241        181,058       163,682        155,802
Allowance for possible credit losses              (2,631)       (2,219)        (1,615)       (1,784)        (1,541)
--------------------------------------------------------------------------------------------------------------------
RATIOS:
Nonperforming loans to total loans                   .79%         1.34%          3.23%          .60%           .43%
Nonperforming loans to total loans
  (excluding RSC loans)                              .79%          .46%           .05%          .08%           .43%
Nonperforming assets to:
   Total loans                                      1.24%         1.73%          3.65%          .95%           .76%
   Total loans and OREO                             1.24%         1.73%          3.64%          .95%           .75%
   Total assets                                      .81%         1.13%          2.06%          .56%            44%
Allowance for possible credit losses to
   total nonperforming assets                     139.91%        99.11%         43.20%        193.5%         223.3%
Allowance for possible credit losses to loans       1.74%         1.71%          1.58%         1.85%          1.69%
--------------------------------------------------------------------------------------------------------------------

         Management is not aware of any potential problem loans which were accruing and current at December 31, 1998, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

         ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based on information currently available to analyze credit loss potential, including: (1) the loan portfolio growth in the period; (2) a comprehensive grading and review of new and existing loans outstanding; (3) actual previous charge-offs; and (4) changes in economic conditions.

         For the year ended December 31, 1998, the Company had net recoveries of $37,000 or (.03) percent of average loans. The net recoveries in 1998 were the result of net charge-offs of $105,000 on the Bank's loan portfolio, offset by recoveries of $142,000 on RSC's loan portfolio. During 1997, net charge-offs totaled $749,000 with $148,000 in net charge-offs attributable to the Bank and $601,000 attributable to RSC's real estate development divestiture activities. Net charge-offs during 1996 were $169,000.

The following table reflects loan charge-off and recovery activity for the Bank and RSC respectively, as well as on a consolidated basis, for the years indicated:

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                      1998          1997           1996          1995            1994
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
   Bank                                           $(217)        $(294)         $(258)        $(265)          $(313)
   RSC                                                 -         (601)              -             -               -
--------------------------------------------------------------------------------------------------------------------
Total charge-offs                                  (217)         (895)          (258)         (265)           (313)
--------------------------------------------------------------------------------------------------------------------
Recoveries:
   Bank                                              112           146             89            38              29
   RSC                                               142             -              -             -               -
--------------------------------------------------------------------------------------------------------------------
Total recoveries                                     254           146             89            38              29
--------------------------------------------------------------------------------------------------------------------
Net charge-offs
   Bank                                            (105)         (148)          (169)         (227)           (284)
   RSC                                               142         (601)              -             -               -
--------------------------------------------------------------------------------------------------------------------
Total  net recoveries (charge-offs)                $  37        $(749)         $(169)        $(227)          $(284)
--------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs) to average
loans outstanding
   Bank Only                                        .08%          .14%           .17%          .24%            .34%
   Total                                          (.03%)          .66%           .17%          .24%            .34%
--------------------------------------------------------------------------------------------------------------------

         The Company's allowance for credit losses totaled $2.6 million or 1.74 percent of total loans at December 31, 1998, compared to $2.2 million or 1.71 percent of total loans at December 31, 1997, and $1.6 million or 1.58 percent at December 31, 1996. It is the policy of management to maintain the allowance for credit losses at a level deemed adequate for known and currently anticipated future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

         Although management is of the opinion that the allowance for credit losses is maintained at an adequate level for known and currently anticipated future risks inherent in the loan portfolio, the Fresno economy and its real estate market remain important factors when assessing risk. The Bank's loan portfolio could be adversely affected if economic conditions and the real estate market in the Bank's market area deteriorate. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and OREO and the level of the allowance for credit losses, which could adversely affect the Company's and the Bank's future growth and profitability.

Following is a table presenting the activity within the Company's allowance for credit losses for the period between December 31, 1994 and December 31, 1998.

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                      1998          1997           1996          1995            1994
--------------------------------------------------------------------------------------------------------------------
Balance, (beginning of year)                     $ 2,219       $ 1,615        $ 1,784       $ 1,541         $ 1,338
Provision charged to expense                         375         1,353              -           470             487
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial                                       (118)         (132)          (193)         (211)           (259)
  Real estate construction                          (64)         (663)              -           (8)               -
  Real estate mortgage                                 -             -              -             -               -
  Consumer and other                                (35)         (100)           (65)          (46)            (54)
--------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                  (217)         (895)          (258)         (265)           (313)
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                          40           122             76            37              27
  Real Estate construction                           203             -              -             -               2
  Real estate mortgage                                 -             -              -             -               -
  Consumer and other                                  11            24             13             1               -
--------------------------------------------------------------------------------------------------------------------
Total Recoveries                                     254           146             89            38              29
--------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                          37         (749)          (169)         (227)           (284)
--------------------------------------------------------------------------------------------------------------------
Balance, (end of year)                           $ 2,631       $ 2,219        $ 1,615       $ 1,784         $ 1,541
--------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs to average
loans outstanding                                 (.03%)          .66%           .17%          .24%            .34%
--------------------------------------------------------------------------------------------------------------------



The following table represents the allocation of the allowance for loan losses for the period between December 31, 1994 and December 31, 1998.


--------------------------------------------------------------------------------------------------------------------------
                               1998                1997                1996               1995               1994
--------------------------------------------------------------------------------------------------------------------------
                                   Percent             Percent             Percent            Percent              Percent
                                  of loans            of loans            of loans           of loans             of loans
                                   in each             in each             in each            in each              in each
                                  category            category            category           category             category
(In thousands,                    to total            to total            to total           to total             to total
except  percentages)      Amount     loans    Amount     loans    Amount     loans  Amount      loans    Amount      loans
--------------------------------------------------------------------------------------------------------------------------
Commercial               $ 1,301     65.7%   $ 1,184     58.3%   $ 1,069     55.4%  $ 1,005    55.7%   $ 1,001       50.3%
Real estate construction     126     16.7%       506     23.2%       208     23.1%      215    24.4%       135       32.4%
Real estate mortgage         151     11.0%       121     11.5%       100     12.9%       78    10.7%        65       10.1%
Consumer and other           247      6.6%       226      7.0%       238      8.6%      221     9.2%       184        7.2%
Unallocated                  806         -       182         -         -         -      265        -       156           -
--------------------------------------------------------------------------------------------------------------------------
Total                    $ 2,631    100.0%   $ 2,219    100.0%   $ 1,615    100.0%  $ 1,784   100.0%   $ 1,541      100.0%
--------------------------------------------------------------------------------------------------------------------------


DEPOSITS AND SHORT TERM BORROWINGS

         Deposits represent the Bank's primary source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Bank normally experiences a seasonal decline in deposits in the first quarter of each year. In order to assist in meeting its funding needs, the Bank maintains a Fed Funds line with a correspondent bank in the amount of $5.0 million. During 1998, the Bank applied for, and was accepted as a member of the Federal Home Loan Bank of San Francisco (the " FHLB"). At December 31, 1998, the Bank held stock in the FHLB which would allow the Bank to borrow up to $11.5 million using various loans or securities as collateral. In addition to these borrowing methods, the Bank from time to time uses its investment portfolio to raise funds through repurchase agreements. The Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of December 31, 1998, the Bank held no institutional brokered time deposits. For more information on deposits and other short term borrowings, see Notes 6 and 7 to the consolidated financial statements.

The following table presents the composition of the deposit mix at December 31, 1994, through December 31, 1998, respectively.


--------------------------------------------------------------------------------------------------------------------------------
                                1998                1997                1996                 1995                  1994
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except
percentages)               Amount    Percent  Amount    Percent   Amount    Percent    Amount     Percent    Amount    Percent
--------------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
Noninterest-bearing        $ 54,236   26.2%   $ 46,744    26.5%   $ 36,613    22.9%    $ 32,672      22.7%   $ 30,589     22.2%
Interest-bearing
deposits                    101,342   49.1%     85,114    48.3%     73,391    45.9%      75,539      52.6%     72,615     52.7%
Time under  $100,000         17,682    8.6%     15,778     9.0%     19,032    11.9%      12,229       8.5%     12,852      9.3%
Time over $100,000           33,377   16.1%     28,643    16.2%     30,766    19.3%      23,305      16.2%     21,833     15.8%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  deposits                  152,401   73.8%    129,535    73.5%    123,189    77.1%     111,073      77.3%    107,300     77.8%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS             $206,637    100%   $176,279     100%   $159,802     100%    $143,745       100%   $137,889      100%
--------------------------------------------------------------------------------------------------------------------------------


The following table represents maturities of time deposits of $100,000 or more at December 31, 1998.


--------------------------------------------------------------------------------------------------------------------------------
                                                                         Over Three
                                                Three Months                 Though                   Over
(In thousands)                                       Or Less          Twelve Months          Twelve Months                Total
--------------------------------------------------------------------------------------------------------------------------------
Maturities of Time Deposits Greater
Than $100,000                                       $ 15,945               $ 12,480                $ 4,952             $ 33,377
--------------------------------------------------------------------------------------------------------------------------------


         CAPITAL RESOURCES

         The Company and Bank are subject to various minimum capital requirements as defined by regulation. For further discussion of the requirements see "Item 1- Supervision and Regulation", of this report. The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $3.7 million or 19.8 percent from the previous year-end and increased $9.0 million or 66.7 percent from December 31, 1996. The ratio of total risk-based capital to risk-adjusted assets was 16.14 percent at December 31, 1998, compared to 13.87 percent at December 31, 1997. Tier 1 risk-based capital to risk-adjusted assets was 14.89 percent at December 31, 1998, compared to 12.62 percent at December 31, 1997.

         The Board of Governors of the Federal Reserve System and other federal banking agencies have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least
8.0 percent of its assets and commitments to extend credit, weighted by risk, of which at least 4.0 percent, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than other permit maintenance of capital at less than the 8 percent ratio.

         The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments. However, no more than 25 percent of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for credit losses. Effective October 1, 1998 the Board of Governors and other federal bank regulatory agencies approved including Tier 2 capital up to 45 percent of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk.

         The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3 percent minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1 percent to 2 percent higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3 percent (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4 percent higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth. The old rule remains in effect for banks, however, the federal regulatory agencies are currently continuing work on a revised leverage rule for banks.

         On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Board of Governors and other federal banking agencies adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8 percent or greater, a Tier 1 risk-based capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8 percent, a Tier 1 risk-based capital ratio of less than 4 percent, or a leverage ratio of less than 4 percent; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6 percent, a Tier 1 risk-based capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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

         The following tables reflect the Company's and Bank's capital amounts (in thousands) and ratios for the periods presented and applicable regulatory capital requirements for such periods:


                                                                                                  TO BE WELL
                                                                     FOR CAPITAL               CAPITALIZED UNDER
                                                                       ADEQUACY                PROMPT CORRECTIVE
                                               ACTUAL                  PURPOSES:              ACTION PROVISIONS:
                                       --------------------------------------------------------------------------------
                                         AMOUNT      RATIO         AMOUNT        RATIO        AMOUNT          RATIO
                                       --------------------------------------------------------------------------------
  AS OF DECEMBER 31, 1998
  Total Capital (to Risk Weighted
  Assets):
    Company                               $22,814      16.14%     >=$11,309      >=8.00%              N/A
    Regency Bank                          $20,047      14.16%     >=$11,327      >=8.00%    >=$ 14,159    >=10.00%

  Tier 1 Capital (to Risk Weighted
  Assets):
    Company                              $ 21,042      14.89%     >=$ 5,654      >=4.00%              N/A
    Regency Bank                         $ 18,266      12.90%     >=$ 5,664      >=4.00%     >=$ 8,495    >= 6.00%

  Tier 1 Capital (to Average Assets):
    Company                              $ 21,042       9.22%     >=$ 9,128      >=4.00%              N/A
    Regency Bank                         $ 18,266       8.02%     >=$ 9,108      >=4.00%    >=$ 11,385    >= 5.00%



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

  Tier 1 Capital (to Average Assets):
    Company                              $ 17,081       8.89%     >=$ 7,686      >=4.00%              N/A
    Regency Bank                         $ 14,300       7.46%     >=$ 7,663      >=4.00%     >=$ 9,579    >= 5.00%


         The risk-based capital ratios increased in 1998 as the increase in equity outpaced the growth in total assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."

         INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-year period ended December 31, 1998 has not been significant to the Company's financial position or results of operations.

         OTHER MATTERS

         As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997, during the fourth quarter of 1997, the Bank's Board of Directors consented to administrative orders issued by the FDIC and CDFI. As reported in the Company's quarterly report on Form 10-Q for the period ended September 30, 1998, during the third quarter of 1998, the Bank received written notice from the FDIC and CDFI that both orders had been "terminated" and removed in their entirety.

         YEAR 2000 READINESS DISCLOSURE

         The inability of most computers, software and other equipment utilizing microprocessors to distinguish the year 1900 from the year 2000 poses substantial risks to all financial institutions including the Company. The year 2000 problem is pervasive and complex. Virtually every financial institution service provider and vendor will have their computing operations affected in some way by the rollover of the two-digit year value to 00 if action is not taken to fix the problem before the year 2000 arrives.

         In 1997, the Company initiated a five-phase plan ("Plan") which includes awareness, assessment, renovation, validation, and implementation. The Company's Year 2000 Plan addresses the issues associated with the proper functioning of the Company's computer hardware and software systems before, at, and after the turn of the century and other date-related systems issues. The scope of the project covers all computer systems including PC and network hardware and software, and mainframe and mainframe software. It also covers all equipment and other systems utilized in the bank operations or in the premises from which the Company operates. The Company is using the Year 2000 milestones established to date by the Federal Financial Institutions Examination Council (FFIEC) to benchmark and gauge its progress.

         Awareness and Assessment Phases - The Company completed the Awareness and Assessment Phases, as defined by the FFIEC, for its mission critical systems and facilities in 1997 and continues to update its assessment as needed. Non-mission critical systems have also been identified and assessed as to Y2K readiness and plans and timelines for renovation of both mission critical and non-mission critical systems have been prepared. Management of the Company reports regularly to the Board of Directors on its Year 2000 efforts.

         Renovation Phase - The FFIEC guideline date for institutions to substantially complete program changes and system upgrades for mission critical systems was December 31, 1998. By that date, the Company had completed repairs, upgrades, or replacements of all hardware and software components with the exception of one software program supplied by a third party to RIA, the company's investment advisory subsidiary. The Company expects this one remaining system to be Year 2000 ready in June of 1999 upon receipt and installation of its scheduled software release. In addition to mission critical systems and applications, the Company has completed redemption of all non-mission critical systems as of December 31, 1998.

         Validation and Implementation Phases - To reduce the possibility of unexpected failure of the Company's systems during and after the century date change, which could have an impact on the Company and its customers, the Company continues to test its systems in accordance with a testing strategy and plan developed in 1998.

         The FFIEC guideline date for institutions to begin testing their mission critical applications and systems was September 1, 1998. During March 1998, the Company began testing various mission critical and non-mission critical systems. By December 31, 1998, the Company had substantially completed this testing, including both remediated systems and systems presumed to be Year 2000 compliant. As a key part of the validation phase, the computer software that operates the Bank's main customer and accounting system, the "Fiserv CBS System," was thoroughly tested by Fiserv. Fiserv is one of the largest providers of bank computer software nationwide. In addition to Fiserv's efforts, the Bank has conducted additional testing of all components of the software through January 3, 2001, and has detected no Year 2000 problems. All of the systems referred to above have been implemented (i.e., placed into a production environment). All mission critical systems will continue to be monitored and tested throughout 1999 as releases of enhanced software become available.

         Business Partner Relationships - As part of the Company's Plan, all third party suppliers and service providers have been contacted and assessed as to their Year 2000 preparedness. If their reliability cannot be reasonably assured, alternative vendors, suppliers and other contingency plans have been, or are, being prepared. In addition, the Bank has communicated with its large borrowers and major vendors upon which it relies to determine the extent to which the Company might be vulnerable if those third parties fail to resolve their Year 2000 issues. Borrowers or large deposit customers are being categorized based upon risk and are monitored on a regular basis. If a borrowing customer is determined to have significant Year 2000 exposure that may impair the quality or collectability of its loan, reserves for potential losses resulting from such Year 2000 exposures are established accordingly.

         Because the Company recognizes that its business and operations could be adversely affected if key business partners fail to achieve timely Year 2000 compliance, the Company is evaluating strategies to manage and mitigate the risk to the Company of their Year 2000 failures. However, although the Company is establishing reasonable safeguards, there can be no assurance that all key business partners will adequately address their Year 2000 issues. Therefore, failures of third parties to adequately address their Year 2000 issues could adversely affect the business and operations of the Company.

         Contingency Plans - FFIEC guidelines indicate that contingency plans covering mission critical systems in the event of Year 2000 problems are a prudent business practice. The Company has developed high level contingency plans for applications and systems used by the Bank and RIA that are deemed mission critical as well as plans to cover many non-mission critical applications and systems.

         The contingency, or business resumption plan, is based on a review of various emergency scenarios ranging from the Year 2000 failure of a single software or hardware component to the total loss of systems and applications should large-scale power or communications failures occur.

The Company expects to have these plans substantially complete by June 30, 1999. Because business resumption planning is a dynamic process, the Company expects to further refine and test these plans throughout 1999. As part of the contingency planning process, the Company intends to take reasonable steps to mitigate foreseeable and significant risks that can be identified should key business partners fail to be Year 2000 compliant. The Bank's contingency planning includes risk management options to insure adequate liquidity availability for the Bank and its customers should the need arise.

         Costs to Address Year 2000 Issues - The majority of costs associated with the Company's Year 2000 preparedness efforts have been associated with the use of existing staff to prepare, test and confirm the components of the plan. In some cases, third parties have been used to assist with planning and testing and certain new software and hardware products have been procured. The majority of these costs would have been incurred in the normal course of business as the company regularly upgrades its various systems in an effort to more efficiently and effectively serve its clientele and conduct its operations. The Company incurred costs of approximately $75,000 in 1998 related to the use of third party consultants and other extraordinary Year 2000 expenses and expects to expend a similar amount in 1999. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998, and the Company does not expect the costs that will be incurred in 1999 to have a material impact on the Company's net income for 1999.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MARKET RISK

         The financial services industry in general and the banking industry specifically encompass various forms and degrees of risk. As the primary source of business, the intermediation of funds presents various degrees and types of risk, which can be managed and controlled, however, can never be completely eliminated. Management of the Company and its' Board of Directors have established a framework of policies and procedures to manage risk by identifying, measuring, monitoring, and controlling the risks involved in the various products and lines of business of the Company.

         Market risks comprise several of the risk factors encompassed in the Company's risk management policy/program. Market risk is described as the risk to a financial institution's condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices. Further description of these components include:

         Interest rate risk is the risk to earnings or capital arising from movements in interest rates. The economic perspective focuses on a bank's value given the current interest rate environment and sensitivity of that value to changes in interest rates. Interest rate risk arises from the following: repricing risk differences between the timing of rate changes and the timing of cash flows; basis risk - changing rate relationships among different yield curves affecting bank activities; yield curve risk - changing rate relationships across the spectrum of maturities; options risk - interest-related options embedded in bank products. The Company manages interest rate risk through a comprehensive asset/liability policy.

         Price risk is the risk to earnings or capital arising from changes in the value of portfolios of financial instruments. This risk arises from market-making, dealing, and position-taking activities for interest rate, foreign exchange, equity, and commodity markets. Price risk focuses on the changes in market factors (e.g., interest rates, market liquidity, volatilities, etc.) that affect traded instruments. The primary accounts affected by price risk are the ones revalued for financial presentation. The Company does not engage in trading activities and as a result does not have exposure to price risk due to market-making, dealing, and position-taking activities for interest rate, foreign exchange, equity, and commodity markets. Some price risk is inherent in the Company's balance sheet based upon changes in interest rates, market liquidity and volatilities. These risks are managed under the Company's investment policy, and secondarily, by the asset/liability and liquidity policies.

         Foreign exchange risk a.k.a. transfer risk is the risk to earnings or capital arising from movement of foreign exchange rates. It arises from accrual accounts denominated in foreign currency, including loans, deposits, and equity investments (i.e., cross-border investing). Under GAAP foreign-denominated accounts are periodically revalued into U.S. dollar terms. This periodic revaluation may reveal changes in the value of the investment related to the relative value of the local currency versus the U.S. dollar. The Company does not engage in foreign exchange trading or cross-border investing and has no foreign exchange exposure as of December 31, 1998.

         Liquidity risk is the risk to earnings or capital resulting from the bank's inability to meet its obligations when they come due, without incurring unacceptable losses, and includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from a failure to recognize or address changes in market conditions that affect the bank's ability to liquidate assets quickly and with minimal loss in value. The Company manages liquidity risk through the Bank's asset/liability and liquidity policies.

         ASSET  AND  LIABILITY  MANAGEMENT

         The Company's asset/liability management policy is designed to ensure that the Bank is managed to provide adequate liquidity, maintain adequate capital, and, provide a satisfactory and consistent level of profits, within suitable interest rate risk constraints. Generally, asset-liability ("A/L") management is a comprehensive integrated process for overall financial management. The major purpose of A/L management is to ensure that the Bank's primary financial objectives; profitability, capital adequacy, risk tolerance, and liquidity are achieved.

         Through A/L management, the Bank develops a methodology, which can be used to optimize the critical risk/return tradeoff that the institution faces in pricing, maturity selection, funds allocation, and other decisions every day. Doing so will result in earnings which are adequate and consistent, thereby enabling the achievement of profitability and risk objectives.

         The primary capital objective is capital preservation, which is achieved by controlling interest rate and credit-related risk exposure, and by the retention of ongoing earnings. The Bank will also strive to ensure that each dollar of capital is optimally leveraged. The Bank's A/L management program consists of four major disciplines; interest rate risk management, net interest margin/spread management, capital management, and liquidity management

         The formal integration of these inter-related areas into an effective A/L management program that includes a process of planning, organizing, and controlling all of the Bank's financial resources will enable the Bank to achieve a planned net interest margin over time within acceptable risk levels.

         INTEREST RATE RISK

         As a financial institution, the Company's most significant market risk factor is interest rate risk. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term to maturity. Since all of the Company's interest bearing liabilities and virtually all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level.

         One approach to quantify interest rate risk is to use a simulation model to project changes in net interest income that result from forecast changes in interest rates. The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. This analysis calculates the difference between a net interest income forecast over a 12-month period using a flat interest rate scenario and a net interest income forecast using a rising (or falling) rate scenario, where the National Prime rate, serving as a "driver" is made to rise (or fall) by 200 basis points over the 12-month forecast interval triggering a response in the other rates. According to the Company's policy, the simulated changes in net interest income should always be less the 12.5 percent or steps must be taken to reduce interest rate risk. Various strategies the Bank will use to adjust its exposure to interest rate risk include: lengthen/shorten asset maturities; lengthen/shorten liability maturities; new product introductions; secondary marketing/sell newly originated assets; and growth/contraction (overall). As can be seen from the results of the following interest rate sensitivity analysis matrix, the simulated change in net interest income, based on the 12-month period ending December 31, 1999, fall well within the 12.5 percent risk limit. (In thousands)



                               Interest Rate Sensitivity Analysis Matrix
          -------------------------------------------------------------------------------------------------
                      Change in             Net Interest                    Change                  Change
                    Driver Rate                   Income                         $                       %

          -------------------------------------------------------------------------------------------------
                         +2.000                   16,543                     1,617                  10.83%
                         +1.000                   15,733                       807                   5.41%
                          0.000                   14,926                         0                   0.00%
                         -1.000                   14,121                      -805                  -5.39%
                         -2.000                   13,318                    -1,607                 -10.77%


The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

         INTEREST RATE SENSITIVITY AND GAP ANALYSIS

         It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the potential for interest rate risk exposure exists. To achieve this goal, the Bank prices the majority of its interest bearing liabilities at variable rates. At the same time, the majority of its interest-earning assets are also priced at variable rates. This pricing structure tends to stabilize the net interest margin percentage achieved by the Bank.

The following table sets forth the interest rate sensitivity and repricing schedule of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, and the cumulative interest rate sensitivity gap ratio.


                                                         After  Three       After One
                                         Immediately           Months            Year
(In thousands, except percentages)         or Within       But Within      But Within         After
As of December 31, 1998                 Three Months        12 Months      Five Years    Five Years           Total
--------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans (1)                                  $ 105,140          $22,204         $11,754       $10,856        $149,954
Investment securities and other               12,433            5,631           1,869        26,678          46,611
Federal  funds  sold                           5,000                -               -             -           5,000
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets              $ 122,573          $27,835         $13,623       $37,534        $201,565
--------------------------------------------------------------------------------------------------------------------
Interest-bearing transaction accounts         54,878                -               -             -          54,878
Savings accounts                              46,464                -               -             -          46,464
Time deposits                                 22,092           19,695           9,272             -          51,059
--------------------------------------------------------------------------------------------------------------------
Total  interest-bearing liabilities         $123,434          $19,695         $ 9,272        $    -        $152,401
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap               $  (861)          $ 8,140         $ 4,351      $ 37,534
Cumulative gap                              $  (861)          $ 7,279        $ 11,630      $ 49,164
Cumulative gap percentage to
   interest earning assets                    -0.43%            3.61%           5.77%        24.39%
--------------------------------------------------------------------------------------------------------------------


(1) Amounts exclude nonaccrual loans of $1,197,000.

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

         LIQUIDITY

         Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains lines of credit and other wholesale funding sources as described above. Additionally, the Bank maintains a portfolio of SBA loans either available-for-sale or in its portfolio that could be sold should additional liquidity be required.

         The Company generated significant liquidity from its operating activities. In addition to net income in 1998 of $3.7 million, other operating activities provided $4.9 million in additional cash flows for a total of $8.6 million in net cash provided by operating activities. Financing activities, primarily the acceptance of customer deposits, provided additional cash flows. Total cash flows provided by financing activities were $30.4 million as a result of the increase in deposits for 1998. The Company uses cash flows to make investments in loans and investment securities. The increase in loans was $22.1 million in 1998 while investment securities increased by $11.2 million. The Company anticipates increasing its cash levels through the end of 1999 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the demand for loans will continue to moderately increase. The growth in deposit balances is expected to be sufficient to fund loan growth with excess funds available for investment in securities.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                       PAGE
                                                                                                                 ----
Independent Auditors' Report of  KPMG LLP                                                                         47

Consolidated Balance Sheets, December 31, 1998 and 1997                                                           49

Consolidated Statements of Operations for each of the years in the three year period ended  December              51
31, 1998

Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended              52
December 31, 1998

Consolidated Statements of Cash Flows for each of the years in the three year period ended  December              53
31, 1998

Notes to Consolidated Financial Statements                                                                        54


      REGENCY BANCORP AND
      SUBSIDIARIES

      CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
      1998 AND 1997, AND FOR EACH OF THE YEARS IN THE THREE
      YEAR PERIOD ENDED DECEMBER 31, 1998 AND
      INDEPENDENT AUDITORS' REPORT

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Regency Bancorp:


We have audited the accompanying consolidated balance sheet of Regency Bancorp and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Regency Bancorp and subsidiaries as of December 31, 1997 and for the years ended December 31, 1997 and 1997, were audited by other auditors whose report dated February 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Bancorp and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

February 5, 1999

                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Regency Bancorp
Fresno, California

We have audited the accompanying consolidated balance sheet of Regency Bancorp and subsidiaries, as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Regency Bancorp and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche
------------------------------
Fresno, California
February 4, 1998

REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARES)                  1998            1997
-------------------------------------------------------------------------------------------------
ASSETS

CASH AND DUE FROM BANKS                                               $   20,220       $  16,893

FEDERAL FUNDS SOLD                                                         5,000           3,000
                                                                      ----------       ---------
     Cash and cash equivalents                                            25,220          19,893
INTEREST BEARING DEPOSITS IN OTHER BANKS                                     869             232

INVESTMENT SECURITIES (Note 2):
  Available-for-sale at fair value (cost of $46,611 and $36,634)          46,990          36,986

NON-MARKETABLE EQUITY SECURITIES (FRB & FHLB Stock), at cost               1,170               -

LOANS, net of allowance for credit losses of $2,631
and $2,219  (Notes 3 and 11)                                             147,588         126,430

INVESTMENTS IN REAL ESTATE (Note 4)                                            -           4,338

OTHER REAL ESTATE OWNED                                                      684             503

PREMISES AND EQUIPMENT, net (Note 5)                                       1,500           1,751

CASH SURRENDER VALUE OF LIFE INSURANCE (Note 9)                            3,186           3,038

INTEREST RECEIVABLE, DEFERRED INCOME TAXES
  AND OTHER ASSETS (Note 8)                                                4,760           5,070
                                                                      ----------      ----------
                                                                      $  231,967      $  198,241
                                                                      ----------      ----------
                                                                      ----------      ----------

See notes to consolidated financial statements.


                                                                          1998            1997
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS (Note 6):
  Noninterest bearing deposits                                        $   54,236        $ 46,744
  Interest bearing deposits                                              152,401         129,535
                                                                      ----------      ----------
           Total deposits                                                206,637         176,279

NOTES PAYABLE AND CAPITAL LEASE OBLIGATION                                   547             509
  (Note 5)

ACCRUED INTEREST AND OTHER
  LIABILITIES (Note 9)                                                     2,334           2,719
                                                                      ----------        --------
           Total liabilities                                             209,518         179,507

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

SHAREHOLDERS' EQUITY (Notes 9, 10 and 13):
  Preferred stock, no par value;
    1,000,000 shares authorized;
    no shares issued                                                           -               -
  Common stock, no par value; 5,000,000
    shares authorized, 2,624,374 and 2,621,125 shares outstanding         15,229          15,203
  Retained earnings                                                        7,000           3,327
  Accumulated other comprehensive income:
    Net unrealized gain on investment securities, net of
    taxes of $159 and $148                                                   220             204
                                                                      ----------      ----------
           Total shareholders' equity                                     22,449          18,734
                                                                      ----------      ----------
                                                                        $231,967        $198,241
                                                                      ----------      ----------
                                                                      ----------      ----------

See notes to consolidated financial statements.


REGENCY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                                        1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data) INTEREST INCOME:
  Interest and fees on loans                                                    $ 15,793        $ 12,506        $ 11,255
  Interest on investment securities:
    Taxable                                                                        2,071           2,163           1,718
    Nontaxable                                                                       345             165              87
                                                                         ------------------------------------------------
                                                                                   2,416           2,328           1,805
  Other                                                                              427             452             167
                                                                         ------------------------------------------------
           Total interest income                                                  18,636          15,286          13,227
INTEREST EXPENSE:
  Interest on deposits                                                             5,348           5,241           4,534
  Interest on borrowings                                                             104              80             160
                                                                         ------------------------------------------------
           Total interest expense                                                  5,452           5,321           4,694

Net interest income                                                               13,184           9,965           8,533
Provision for credit losses                                                          375           1,353               -
                                                                         ------------------------------------------------
Net interest income after provision for credit losses                             12,809           8,612           8,533

NONINTEREST INCOME:
  Gain on sale of loans (Note 3)                                                     356             608           1,315
  Depositor service charges                                                          500             397             338
  Income from investment management services                                         916             810             682
  Gain (loss) on sale of investment securities (Note 2)                               15            (19)               -
  Gain on sale of premises & equipment                                                 4             252              18
  Servicing fees on loans sold                                                       119             329             322
  Other                                                                            1,052             310             434
                                                                         ------------------------------------------------
           Total noninterest income                                                2,962           2,687           3,109

NONINTEREST EXPENSES:

  Salaries and related benefits (Notes 9 and 11)                                   5,134           4,782           4,561
  Occupancy                                                                        1,559           1,639           1,568
  FDIC insurance and regulatory assessments                                          270             120              63
  Marketing                                                                          475             450             428
  Professional services                                                              684             461             749
  Directors' fees and expenses                                                       219             270             383
  Management fees for real estate projects (Note 11)                                   -             120             488
  Supplies, telephone and postage                                                    312             329             349
  (Gain) loss  from investments in real estate (Note 4)                            (171)           3,973             351
  Other                                                                              973           1,262             962
                                                                         ------------------------------------------------
           Total noninterest expenses                                              9,455          13,406           9,902
                                                                         ------------------------------------------------
Income (loss) before income tax expense (benefit)                                  6,316         (2,107)           1,740
Income tax expense (benefit) (Note 8)                                              2,643           (833)             732
                                                                         ------------------------------------------------
Net income (loss)                                                                $ 3,673       $ (1,274)         $ 1,008
EARNINGS (LOSS) PER COMMON SHARE (Note 10)
Basic                                                                            $  1.40       $  (0.68)         $  0.55

Diluted                                                                          $  1.31       $  (0.68)         $  0.54
                                                                         ------------------------------------------------
SHARES ON WHICH EARNINGS (LOSS) PER COMMON SHARE
 WERE BASED (Note 10)
Basic                                                                              2,624           1,860           1,818
Diluted                                                                            2,800           1,860           1,872
                                                                         ------------------------------------------------


See notes to consolidated financial statements.


REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------
                                                          1998                    1997                    1996
                                                    SHARE-     COMPRE-      SHARE-     COMPRE-      SHARE-     COMPRE-
                                                   HOLDERS'    HENSIVE     HOLDERS'    HENSIVE     HOLDERS'    HENSIVE
                                                    EQUITY      INCOME      EQUITY      INCOME      EQUITY      INCOME
-----------------------------------------------------------------------------------------------------------------------
 COMMON STOCK - SHARES
 Balance, beginning of period                          2,621                   1,818                   1,818

 Issuance of common stock to
   employee stock ownership plan (Note 9)                  -                      36                       -

 Issuance of common stock under
   stock option plan (Note 9)                              3                      17                       -

 Issuance of common stock in private placement
   captial offering, net of expenses (Note 10)             -                     750                       -
                                                    --------               ---------               ---------
 Balance, end of period                                2,624                   2,621                   1,818
                                                    --------               ---------               ---------
                                                    --------               ---------               ---------

 COMMON STOCK
 Balance, beginning of period                       $ 15,203                $  8,868                $  8,868
 Issuance of common stock to
   employee stock ownership plan (Note 9)                  -                     333                       -

 Issuance of common stock under
   stock option plan (Note 9)                             26                      75                       -

 Issuance of common stock in private placement
   captial offering, net of expenses (Note 10)             -                   5,927                       -
                                                    --------               ---------               ---------
 Balance, end of period                               15,229                  15,203                   8,868
                                                    --------               ---------               ---------

 RETAINED EARNINGS
 Balance, beginning of period                          3,327                   4,601                   4,030
 Net Income (loss)                                     3,673    $  3,673      (1,274)   $ (1,274)      1,008    $ 1,008
 Common stock dividends                                    -                      -                     (437)
                                                    --------               ---------               ---------
 Balance, end of period                                7,000                   3,327                   4,601
                                                    --------               ---------               ---------

 CUMULATIVE OTHER COMPREHENSIVE INCOME

 Balance, beginning of period                            204                       1                      44
 Unrealized gain (loss) on investment
   securities arising during the period, net of
   tax (expense) benefit of $(21), $(161) and
   $31.                                                   31          31         184         184        (43)        (43)
 Reclassification adjustment for (gain) loss on
   sale of securities included in net income, net
   of tax benefit (expense) of $10, $(13) and
   $0.                                                   (15)        (15)         19          19           -           -
                                                    --------               ---------               ---------
   Balance, end of period                                220                     204                       1
------------------------------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME                                           $  3,689              $  (1,071)                 $   965
                                                                --------              ---------                  -------
                                                    -------     --------   ---------  ---------                  -------
 Total shareholders' equity                         $ 22,449                $ 18,734                $ 13,470
                                                    --------               ---------               ---------
                                                    --------               ---------               ---------


REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)                       1998            1997          1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                            $   3,673      $ (1,274)     $  1,008
    Adjustments:
      Provision for credit losses                                                      375         1,353            -
      Provision for OREO losses                                                        131           121            -
      Depreciation and amortization                                                    504           653          632
      Deferred income taxes                                                            372          (428)         827
      (Increase) decrease in interest receivable and other assets                      (73)        1,209       (1,491)
      Increase in surrender value of life insurance                                   (148)         (135)        (139)
      Distributions of income from real estate partnerships                            452           232          103
      Equity in loss (income) of real estate partnerships                               17           436         (151)
      Decrease in real estate held for sale                                          3,869        10,783        7,170
      (Decrease) increase in other liabilities                                        (347)          418         (790)
      (Gain) loss on sale of securities                                                (15)           19            -
      Gain on sale of loans held for sale                                             (356)        (608)       (1,315)
      Proceeds from sale of loans held for sale                                     20,040        18,537       13,908
      Additions to loans held for sale                                             (19,907)      (16,453)     (11,313)
      (Gain) loss on sale of premises and equipment and OREO                            (2)           11           (1)
                                                                                 ---------      --------      --------
           Net cash provided by operating activities                                 8,585        14,874         8,448

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                       (43,040)      (21,059)      (21,596)
  Proceeds from sales of available-for-sale securities                                   -         2,353         1,000
  Proceeds from maturities of available-for-sale securities                         32,995        15,262        18,881
  Purchases of non marketable equity securities                                     (1,170)            -             -
  Loan participations purchased                                                          -             -        (1,750)
  Loan participations sold                                                               -         2,039         4,842
  Net increase in loans                                                            (22,123)      (31,918)       (7,802)
  Net (increase) decrease in interest bearing deposits in other banks                 (636)         (134)          (95)
  Cash received through acquisition of partnerships                                      -             -           804
  Proceeds from sale of OREO                                                           501           208           123
  Capital contributions to real estate partnerships                                      -             -          (397)
  Capital distributions from real estate partnerships                                    -           700         1,012
  Purchases of premises and equipment                                                 (178)         (136)         (435)
  Proceeds from sale of premises and equipment                                          10            34             -
                                                                                 ---------      --------      --------
           Net cash used in investing activities                                   (33,641)      (32,651)       (5,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                           6,638        (5,377)       14,265
  Net increase in other deposits                                                    23,719        21,855         1,791
  Cash dividends paid                                                                    -             -          (437)
  Payments on notes payable                                                              -        (7,155)       (8,131)
  Proceeds from notes payable                                                            -         2,179           385
  Proceeds from the issuance of common stock under employee stock option
   plan                                                                                 26            75             -
  Proceeds from the issuance of common stock to employee stock ownership
   plan                                                                                 -            333             -
  Net proceeds from the issuance of common stock                                        -          5,927             -
                                                                                 ---------      --------      --------
           Net cash provided by financing activities                                30,383        17,837         7,873

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            5,327            60        10,908

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        19,893        19,833         8,925
                                                                                 ---------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  25,220      $ 19,893      $ 19,833
                                                                                 ---------      --------      --------
                                                                                 ---------      --------      --------


See notes to consolidated financial statements.

REGENCY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Regency Bancorp and its wholly-owned subsidiaries, hereinafter referred to as the ("Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank ("Bank"), with headquarters and branches in Fresno, a branch in Madera and a loan production office in Modesto, and Regency Investment Advisors Inc. ("RIA") a Securities Exchange Commision ("SEC") registered investment advisor. The Bank has one wholly-owned subsidiary, Regency Service Corporation, a California corporation ("RSC"), that engages in the business of real estate development primarily in the Fresno/Clovis area. Other than its investment in the Bank and RIA, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System ("Board of Governors"), the Company's principal regulator. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     c. NON MARKETABLE EQUITY SECURITIES - The Bank became a member of both the Federal Reserve Bank and Federal Home Loan Bank System in 1998 and as such was required to own capital stock of these entities in amounts specified by regulations. At December 31, 1998, the Bank owned 5,749 and 5,912 shares of $100 par value capital stock of the Federal Reserve Bank and Federal Home Loan Bank of San Francisco, respectively.

     d. LOANS - Loans are stated at the outstanding unpaid principal balance reduced by any partial charge-offs, valuation allowances and nonrefundable fees and related direct costs associated with the origination or purchase of loans. Interest on loans is accrued daily based on outstanding loan balances. The recognition of interest income on a loan is discontinued, and previously accrued interest is reversed, when the payment of interest or principal is ninety days past due, unless the outstanding loan is adequately secured and is in the process of collection. The loan is accounted for thereafter on the cash or cost recovery method until qualifying for return to accrual status.

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

          The Company originates loans to customers under a SBA program that generally provides for guarantees of 75 percent to 90 percent of each loan. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Historically, the Company has sold the guaranteed portion of each loan to a third-party and has retained the unguaranteed portion in its own portfolio. The Company allocates basis of the loans sold and the retained portions based upon their relative fair market value. The Company may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1998 and 1997, the Company had received premiums of $12,000 and $104,000, respectively, subject to such recourse.

          The Company retains a servicing spread on the sale of SBA guaranteed loans that creates loan servicing income. Under Statement of Financial Accounting Standards ("SFAS") No. 125, which was implemented by the Company as of January 1, 1997, the servicing spread is recognized as a servicing asset to the extent the contractual servicing fee in the loan sale agreement exceeds adequate compensation for the servicing. Servicing spread in excess of the contractual fee, formerly known as excess servicing is recognized as an interest only ("IO") strip. The Company measures the servicing assets and interest only strip by discounting the respective cash flow for the estimated expected life of the loan. The Company uses prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Both the servicing asset and the interest only strip represent the discounted present values of cash flows that are recorded as loan servicing income. These assets are amortized as an offset to loan servicing income over the estimated expected life of the loans, as well as the capitalized excess servicing in prior years.

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

          At December 31, 1998 and 1997, there was no material difference between the Company's amortized carrying value for servicing assets and their fair value.

          The Company measures the fair value of its IO strips following the same stratification and discounted cash flow methods used for servicing assets. The IO strip is treated as a financial asset in substance, similar to an available-for-sale security under SFAS No.
          115. Differences between the fair value of the strip and its amortized carrying value are recorded as unrealized gains or losses, and recorded net of the related tax effect as a separate component of shareholders' equity. At December 31, 1998 and 1997, there was no material difference between the carrying value and the fair value of the IO strip.

     e. ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses represents management's recognition of the risks assumed when extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential credit losses based on management's assessment of various factors affecting the loan portfolio, which include a review of problem loans, business conditions and an overall evaluation of the quality of the portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement of information available to them at the time of their examination. The allowance is increased by provisions for credit losses charged to operations and reduced by charges to the allowance net of recoveries. Management considers the allowance for credit losses adequate to cover any losses that may be inherent in the loan portfolio.

          In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates.

     f. PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


          Buildings                               30 years
          Leasehold improvements                  Life of the lease
          Furniture and equipment                 3 - 10 years

     g. LONG LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets. Based on such an evaluation, the Company determined that there is no impairment loss to be recognized in 1998 or 1997.

     h. OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expenses.

     i. INVESTMENTS IN REAL ESTATE - Investments in real estate represent RSC's equity interests in real estate development partnerships and certain other real estate holdings held for sale or development. All investments in real estate are valued at net realizable value.

     j. INCOME TAXES - The Company files a consolidated federal income tax return and a combined California tax return. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS No. 109.

     k. NET INCOME (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the year ended December 31, 1997, diluted loss per common share is equal to basic loss per common share because the effect of potential common stock under the stock option plan was antidilutive.

     l. STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees".

     m. NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components, which included net income and changes in equity during the period except those resulting from investments by, or distributed to stockholders. As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, which have been applied retroactively to all periods presented in these financial statements.

     n. RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform to current year classifications.

2.   INVESTMENT SECURITIES

     Investment securities are comprised of the following (In thousands):



                                                                   DECEMBER 31, 1998
                                         -----------------------------------------------------------------------
                                                                 GROSS           GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                COST             GAINS           LOSSES            VALUE
AVAILABLE-FOR-SALE:
  U.S. Treasuries                              $  1,003           $   5           $   -           $  1,008
  U.S. Government agencies                       16,434              72             (38)             16,468
  Mortgage-backed securities                     17,761             109             (91)             17,779
  State and political subdivisions               11,166             344             (22)             11,488
  Equity securities                                 247               -               -                 247
                                              ---------          ------          ------           ---------
                                               $ 46,611          $  530          $ (151)          $  46,990
                                              ---------          ------          ------           ---------
                                              ---------          ------          ------           ---------



                                                                   DECEMBER 31, 1997
                                         -----------------------------------------------------------------------
                                                                 GROSS           GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                COST             GAINS           LOSSES            VALUE
AVAILABLE-FOR-SALE:
  U.S. Treasuries                              $  2,007           $   5             $  -           $  2,012
  U.S. Government agencies                       17,431              91             (33)             17,489
  Mortgage-backed securities                     11,541             142             (36)             11,647
  State and political subdivisions                5,441             183                -              5,624
  Equity securities                                 214               -                -                214
                                              ---------          ------           ------           ---------
                                              $  36,634          $  421           $  (69)         $  36,986
                                              ---------          ------           ------           ---------
                                              ---------          ------           ------           ---------

     There were no investment securities classified as held-to-maturity or trading at December 31, 1998 or December 31, 1997.

     Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 1998, 1997 and 1996 are as follows (In thousands):



                                                                              YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                            1998         1997         1996
Gross realized gains                                                        $  15        $  21         $   -
Gross realized losses                                                           -          (40)            -
                                                                            -----        -----         ------
           Net gain (loss)                                                  $  15        $ (19)        $   -
                                                                            -----        -----         ------
                                                                            -----        -----         ------

     Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities available for sale at December 31, 1998, by contractual maturity, are shown below. (In thousands):



                                                                              AMORTIZED             FAIR
                                                                                 COST              VALUE
                                                                          --------------------------------------
AVAILABLE-FOR-SALE:
  Due in one year or less                                                          $   1,625          $  1,633
  Due after one year through five years                                                2,070             2,114
  Due after five years through ten years                                              18,451            18,546
  Due after ten years                                                                 24,465            24,697
                                                                          ------------------ -----------------
                                                                                   $  46,611          $ 46,990
                                                                          ------------------ -----------------
                                                                          ------------------ -----------------

     At December 31, 1998 and 1997, investment securities with cost basis of approximately $2,003,000 and $4,007,000 (market value of $2,015,000 and $4,011,000, respectively), were pledged as collateral to secure public funds and for other purposes as required by law or contract.

3.   LOANS

     Loans are comprised of the following (In thousands, except percentages):


                                                                            DECEMBER 31,
                                                    --------------------------------------------------------------
                                                                 1998                            1997
                                                                        PERCENT                        PERCENT
                                                                        OF TOTAL                       OF TOTAL
                                                          AMOUNT         LOANS            AMOUNT        LOANS
Commercial                                              $  99,341        66%            $  75,487        58%
Real estate:
  Mortgage                                                 16,682        11%               14,900        12%
  Construction                                             25,192        17%               30,128        23%
Consumer and other                                                        6%                              7%
                                                            9,936                           9,120
                                                  ---------------------------  ------------------------------

           Total loans                                    151,151       100%              129,635       100%
                                                  ---------------------------  ------------------------------
                                                                       ------                           -----
Less:
  Unearned discount
                                                              440                             623
  Deferred loan fees
                                                              492                             363
  Allowance for credit losses
                                                            2,631                           2,219
                                                  ----------------             -------------------
          Total loans, net                             $  147,588                      $  126,430
                                                  ----------------             -------------------
                                                  ----------------             -------------------



     Loans serviced for other institutions, principally SBA and Business & Industry loans totaled approximately $34,700,000 and $44,500,000 at December 31, 1998 and 1997, respectively.

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

     At December 31, 1998 and 1997, the following information related to nonperforming assets. (In thousands, except percentages)


                                                                                            DECEMBER 31,
                                                                 ------------------------------------------------
                                                                                  1998                      1997
    Nonperforming Assets:
                                                                 ------------------------------------------------
    Nonperforming loans                                                       $  1,197                  $  1,736
    Other real estate owned                                                        684                       503
                                                                 ------------------------------------------------
    Total nonperforming assets                                                   1,881                     2,239
                                                                 ------------------------------------------------
                                                                 ------------------------------------------------
    Total loans before allowance for credit losses                             151,151                   129,635
    Total assets                                                               231,967                   198,241
    Allowance for credit losses                                              $ (2,631)                 $ (2,219)
                                                                 ------------------------------------------------
    Ratios:
    Nonperforming loans to total loans                                            .79%                     1.34%
    Nonperforming assets to:
       Total loans                                                               1.24%                     1.73%
       Total loans and OREO                                                      1.24%                     1.72%
       Total assets                                                               .81%                     1.13%
    Allowance for credit losses to total
       nonperforming assets                                                    139.91%                    99.11%
    Allowance for  credit losses to loans                                        1.74%                     1.71%
                                                                 ------------------------------------------------


     The gross interest income that would have been recorded for loans placed on nonaccrual status was $103,000, $254,000 and $276,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company is not aware of any potential problem loans, which were accruing interest at December 31, 1998, or 1997, where serious doubt exists as to the ability of the borrower to comply with present repayment terms.

     The Company does not believe there to be any concentration of loans in excess of 10 percent of total loans which are not disclosed above which would cause them to be significantly impacted by economic or other conditions.

     At December 31, 1998 and 1997, the following information related to impaired loans under SFAS No. 114 was included in the total loan balance (In thousands):


                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                          1998               1997
      Total impaired loans                                                              $  1,519          $   1,410

      Impaired loans without specified SFAS No. 114
        allowance for credit losses                                                          567                598
                                                                                        --------           --------
      Impaired loans with specific SFAS No. 114
        allowance for credit losses                                                     $    952           $    812
                                                                                        --------           --------
                                                                                        --------           --------
      Specific allowance for credit losses on impaired loans                            $     88           $    194
                                                                                        --------           --------
                                                                                        --------           --------


     Average impaired loans were $1,542,000, $689,000, and $188,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company uses the cash basis method of income recognition for impaired loans. For the years ended December 31, 1998, 1997 and 1996, the Company did not recognize any income on such loans.

     An analysis of the changes in the allowance for credit losses is as follows (In thousands):


                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                     1998             1997              1996
Balance, beginning of the year                                    $  2,219          $  1,615          $  1,784
Provision charged to operations                                        375             1,353                 -
Losses charged to the allowance                                       (217)             (895)             (258)
Recoveries of amounts charged off                                      254               146                89
                                                                  --------          --------          --------
Balance, end of the year                                          $  2,631          $  2,219          $  1,615
                                                                  --------          --------          --------
                                                                  --------          --------          --------



     Included in commercial loans are SBA loans with guaranteed balances of $25,368,000 and $13,045,000 at December 31, 1998 and 1997, respectively.
     The unguaranteed balance of these loans was $18,261,000 and $18,567,000 at December 31, 1998 and 1997, respectively.

     The activity in the asset accounts related to the servicing spread retained on SBA guaranteed and Business & Industry loan sales for the three years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                            1998                         1997                      1996
                                                 ---------------------------- ---------------------------- -------------
                                                     SERVICING                   SERVICING                    SERVICING
                                                        ASSETS     IO STRIPS        ASSETS      IO STRIPS        ASSETS
                                                 -------------- ------------- ------------- -------------- -------------
      Balance, beginning of the year                   $   507        $  418       $   595         $    -        $  290
      SFAS 125 reclassification                              -             -          (143)           143             -
      Servicing assets and IO strips
       recognized on loans sold                             37            20           192            317           396
      Amortization                                        (199)          (82)         (137)           (42)          (91)
                                                       -------        ------       -------         ------        ------
      Balance, end of the year                         $   345        $  356       $   507         $  418        $  595
                                                       -------        ------       -------         ------        ------
                                                       -------        ------       -------         ------        ------


     In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, liquidity, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. The Company's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process.


                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                     1998               1997
Financial instruments whose contractual
  amount may represent additional risk
  if funded (In thousands):
    Commitments to extend credit                                                   $  55,376          $  44,139
    Standby letters of credit                                                      $   1,557          $     795



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

4.   REAL ESTATE ACTIVITIES

     Regency Service Corporation was involved in residential real estate development in the Fresno/Clovis area through both limited partnership investments and direct investments in real estate projects. These real estate activities consisted of residential subdivisions being developed into lots and homes. Limited partnership investments were accounted for under the equity method. Gains on sales of limited partnership properties were recognized on the accrual method and were allocated between the partners based on the provisions of the partnership agreements.

     Included in the investments in real estate balances are acquisition, development and construction loans held by the Bank totaling $0 and $271,000 at December 31, 1998 and 1997, respectively. The remaining investments in real estate balances of $0 and $4,067,000 represent RSC's investments in real estate at December 31, 1998 and 1997.

     Condensed financial information relative to RSC included in the Company's consolidated financial statements at December 31, 1998 and 1997, respectively, is as follows (In thousands):


                                                                                            DECEMBER 31,
                                                                                 --------------------------------
                                                                                      1998               1997
Financial position:
  Investments in real estate:
    Real estate held for sale                                                       $      -          $   4,420
    Equity in partnerships                                                               232                702
                                                                                    --------          ---------
           Investment in real estate before allowance                                    232              5,122
    Allowance for real estate losses                                                    (232)            (1,055)
                                                                                    --------          ---------
           Investment in real estate                                                       -              4,067

  Loans to real estate partnerships and projects                                           -              1,768
    Allowance for loan losses                                                              -               (364)
                                                                                    --------          ---------
           Net loans                                                                       -              1,404

  Other assets                                                                           935              2,524

  Liabilities                                                                            (99)              (144)
                                                                                    --------          ---------
  Bank's investment in RSC                                                          $    836          $   7,851
                                                                                    --------          ---------
                                                                                    --------          ---------



                                                                               YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                           1998          1997            1996
Summary of income (loss):
  (Loss) income from partnerships accounted for on
    the equity method                                                    $    (17)     $   (436)        $   151
  Income (loss) from direct investments in real estate                        188        (3,565)           (583)
  Recovery of (provision) for loan losses                                     507          (855)              -
                                                                         --------      --------         -------
             Net income (loss) from real estate projects                      678        (4,856)           (432)

  Other income                                                              1,145           102             249
  Other expenses                                                             (188)         (966)         (1,316)
                                                                         --------      --------         -------
           Total income (loss) from RSC (excluding
             income tax benefits)                                        $  1,635      $ (5,720)        $(1,499)
                                                                         --------      --------         -------
                                                                         --------      --------         -------


     During 1997, the Company accelerated the disposition of RSC's real estate holdings. Based upon the Company's decision to pursue the bulk sale of several projects, as well as discounting other holdings to reflect RSC's current anticipated sales proceeds, several properties were written down to their estimated net realizable value. The amount of the writedown in 1997 was $2,342,000.

     Condensed financial information relative to investments in real estate limited partnerships accounted for under the equity method, before eliminations, are as follows (In thousands):


                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                      1998              1997
Assets:
  Real estate                                                                        $   494          $    2,755
  Other assets                                                                           281                 657
                                                                                     -------          ----------

           Total                                                                     $   775          $    3,412
                                                                                     -------          ----------
                                                                                     -------          ----------
Liabilities and Equity:
  Liabilities (primarily third-party debt)                                           $   221          $    1,895
  RSC's equity (before write down of $105 in 1998
     and $213 in 1997)                                                                   337                 915
  Others' equity                                                                         217                 602
                                                                                     -------          ----------
           Total                                                                     $   775          $    3,412
                                                                                     -------          ----------
                                                                                     -------          ----------



                                                                           YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1998          1997          1996
Summary of partnerships' income (loss):
  Sales of real estate                                             $  3,276      $  9,493      $ 11,930
  Cost of sales and expenses                                         (3,527)       (9,930)      (11,635)
                                                                   --------      --------      --------
           Net (loss) income                                       $   (251)     $   (437)     $    295
                                                                   --------      --------      --------
                                                                   --------      --------      --------
RSC's share of net (loss) income in limited
   partnerships                                                    $   (125)     $   (223)     $    151
Recovery (write down) of RSC's investment in limited
partnerships                                                            108          (213)           --
                                                                   --------      --------      --------
          Total                                                    $    (17)     $   (436)     $    151

Increases (decreases) to RSC's share of net income:
    Income (loss) from direct investments in real estate                188        (3,565)         (583)
    Other                                                                --            28            81
                                                                   --------      --------      --------
          Total                                                         188        (3,537)         (502)
                                                                   --------      --------      --------
Income (loss) from investments in real estate                      $    171      $ (3,973)     $   (351)
                                                                   --------      --------      --------
                                                                   --------      --------      --------



5.    PREMISES AND EQUIPMENT

      Bank premises and equipment consists of the following (In thousands):


                                                                 DECEMBER 31,
                                                          ---------------------------
                                                            1998              1997
Buildings                                                 $    245          $    250
Leasehold improvements                                       1,196             1,253
Furniture and equipment                                      2,979             3,465
                                                          --------          --------
                                                             4,420             4,968
Accumulated depreciation and amortization                   (2,920)           (3,217)
                                                          --------          --------

           Total premises and equipment                   $  1,500          $  1,751
                                                          --------          --------
                                                          --------          --------


6.    DEPOSITS

      Deposits are comprised of the following (In thousands):


                                                                                         DECEMBER 31,
                                                                                 ------------------------------
                                                                                    1998                1997
Noninterest bearing deposits                                                     $   54,236          $   46,744
Interest bearing deposits:
  NOW and money market accounts                                                      54,878              48,616
  Savings accounts                                                                   46,464              36,498
  Time deposits:
    Under $100,000                                                                   17,682              15,778
    $100,000 and over                                                                33,377              28,643
                                                                                 ----------          ----------
           Total interest bearing deposits                                          152,401             129,535
                                                                                 ----------          ----------
           Total deposits                                                        $  206,637          $  176,279
                                                                                 ----------          ----------
                                                                                 ----------          ----------



     At December 31, 1998, time deposits of $100,000 or more include approximately $15,945,000 maturing in 3 months or less, $12,480,000 maturing in 3 to 12 months and $4,952,000 maturing after 12 months.

     At December 31, 1998, the scheduled maturities of all certificates of deposits and other time deposits are as follows (In thousands):


                                           DECEMBER 31, 1998
                                  ---------------------------------------
                                  1999                         $  41,432
                                  2000                             6,756
                                  2001                             1,577
                                  2002                             1,191
                                  2003 and thereafter                103
                                                               ----------

                                                               $  51,059
                                                               ----------
                                                               ----------


7.   SHORT-TERM BORROWINGS, LEASE COMMITMENTS, AND CONTINGENCIES

     At December 31, 1998 and 1997, the Company had no federal funds purchased or securities sold under repurchase agreements outstanding.

     At December 31, 1998, the Company had unsecured federal funds lines of credit available providing for short-term borrowings up to an aggregate of $5,000,000. Borrowings under federal funds lines are generally on an overnight basis with interest rates determined by market conditions. Interest rates ranged between 4.50 percent and 4.80 percent at December 31, 1998. The agreements are subject to annual renewal. Information concerning federal funds lines is summarized as follows (In thousands, except percentages):


                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                      1998              1997
Average balance during the year                                                      $   143           $     -
Average interest rate during the year                                                  4.95%                 -
Maximum month-end balance during the year                                            $     -           $     -



     In addition to its federal funds lines, the Company uses unpledged securities in its investment portfolio as a source of short-term liquidity by selling securities under repurchase agreements. Securities sold under repurchase agreements generally mature within one to seven days from the transaction date. Securities sold under repurchase agreements are delivered to broker dealers who arrange the transactions. The broker dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations and agree to resell to the Company substantially identical securities at the maturities of the agreements. There were no such outstanding agreements at December 31, 1998 and 1997. During 1998, the Bank applied for, and was accepted as a member of the Federal Home Loan Bank of San Francisco (the " FHLB"). At December 31, 1998, the Bank held stock in the FHLB which would allow the Bank to borrow up to $11.5 million using various loans or securities as collateral. Information concerning securities sold under agreements to repurchase is summarized as follows (In thousands, except percentages):


                                                                                           DECEMBER 31,
                                                                                ---------------------------------
                                                                                       1998              1997
Average balance during the year                                                       $   204           $     -
Average interest rate during the year                                                   5.65%                 -
Maximum month-end balance during the year                                             $     -           $     -



     The Company leases land and a building under a lease agreement having an initial term of approximately 30 years. The lease is accounted for as an operating lease for the land and a capital lease for the building.

     During 1995, the Company entered into a sale-leaseback of its corporate headquarters. The leaseback is accounted for as an operating lease with a term of 15 years. Additionally, the Bank has lease commitments related to certain other properties which are accounted for as operating leases. Rent expense under all operating lease agreements was $636,000, $528,000 and $540,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, the aggregate minimum future lease commitments under capital leases and noncancelable operating leases with terms of one year or more consist of the following (In thousands):


                                                                                      CAPITAL          OPERATING
                                                                                      LEASES             LEASES
                                                                                      --------------------------
1999                                                                                  $    48          $    573
2000                                                                                       76               544
2001                                                                                       76               492
2002                                                                                       76               492
2003                                                                                       76               492
Thereafter                                                                              2,450             4,294
                                                                                      -------          --------
Total minimum lease payments                                                            2,802          $  6,887
                                                                                                       --------
                                                                                                       --------
Amount representing interest                                                           (2,255)
                                                                                      -------
Net present value of minimum lease payments                                           $   547
                                                                                      -------
                                                                                      -------


     The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.

8.   INCOME TAXES

     Income tax expense (benefit) is summarized as follows (In thousands):


                                                                            YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                    1998               1997               1996
Current:
  Federal                                                         $   1,784          $    (358)          $  (149)
  State                                                                 487                (47)               54
                                                                  ---------          ---------           -------
           Total current                                          $   2,271          $    (405)              (95)

Deferred:
  Federal                                                               160               (280)              688
  State                                                                 212               (148)              139
                                                                  ---------          ---------           -------

           Total deferred                                               372               (428)              827
                                                                  ---------          ---------           -------

                                                                  $   2,643          $    (833)          $   732
                                                                  ---------          ---------           -------
                                                                  ---------          ---------           -------


     A reconciliation of the statutory federal income tax rate with the effective tax rate is as follows:


                                                                                 PERCENT OF PRE-TAX INCOME
                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                1998        1997         1996
Statutory rate                                                                 35.0 %      (35.0)%       35.0 %
State taxes, net of federal benefit                                             7.3 %       (6.1)%        7.3 %
Other, net                                                                     (0.5)%        1.6 %       (0.3)%
                                                                               ------      -------       ------
Effective rate                                                                 41.8 %      (39.5)%       42.0 %
                                                                               ------      -------       ------
                                                                               ------      -------       ------


     The Company's net deferred tax asset (included in other assets) is comprised of the following (In thousands):


                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                       1998              1997
Deferred tax assets:
  Allowance for credit losses                                                        $  1,062           $   871
  Lease financing                                                                         171               150
  Deferred compensation                                                                   395               340
  Nonaccrual loan interest                                                                 68               259
  Allowance for real estate losses                                                        105               802
  Other                                                                                   325               231
                                                                                     --------           -------

           Total deferred tax assets                                                    2,126             2,653
                                                                                     --------           -------

Deferred tax liabilities:
  State taxes                                                                            (157)             (205)
  Depreciation                                                                            (34)              (32)
  Unrealized investment gains                                                            (159)             (148)
  Other                                                                                  (500)             (610)
                                                                                     --------           -------

           Total deferred tax liabilities                                                (850)             (995)
                                                                                     --------           -------

           Net deferred tax asset                                                    $  1,276           $ 1,658
                                                                                     --------           -------
                                                                                     --------           -------


     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, for the years ended December 31, 1998 and 1997, no valuation allowance related to the deferred tax asset was considered necessary.

9.   EMPLOYEE BENEFIT PLANS

     STOCK OPTION PLAN - The Company has reserved 545,448 shares of its common stock for issuance under its amended 1990 stock option plan. Options granted under the plan may either be immediately exercisable for the full number of shares granted thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the Compensation Committee of the Board of Directors but, in no event less than 20 percent of the shares subject to the option per year during the five years from the date of grant. All options are granted at prices not less than 100 percent of the fair value of the stock at the date of grant. The maximum term of shares granted is set by the Compensation Committee not to exceed ten years.

     At December 31, 1998 and 1997, there were 124,495 and 190,994 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 was $2.96 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions. 1998 - expected dividend yield 2.67 percent, risk-free interest rate of 5.71 percent, expected life of 9.6 years and a volatility assumption of 15 percent. There were no options granted in 1997. In 1996 the calculated fair value of options granted was $2.17 using the following assumptions; expected life, 36 to 120 months; volitility 20 percent, risk free interest rates, 6.10 percent to 6.50 percent; and expected dividend yield of 2.5 percent.

     The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income would have been reduced to the pro forma amounts indicated below.


                                                                      1998           1997              1996
                                                                      ----           ----              ----
             Net income (loss)                  As reported       $3,673,000      $(1,274,000)      $1,008,000
                                                Pro forma         $3,584,000      $(1,330,000)      $  959,000
             Earnings (loss) per share
                      Basic                     As reported       $1.40           $(.68)            $.55
                      Diluted                   As reported       $1.31           $(.68)            $.54
                      Basic                     Pro forma         $1.37           $(.71)            $.53
                      Diluted                   Pro forma         $1.28           $(.71)            $.51


     Pro forma net income reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1996 is not considered.

     Stock option activity during the periods indicated is as follows:


                                                                                                      WEIGHTED
                                                                                  NUMBER               AVERAGE
                                                                               OF SHARES        EXERCISE PRICE
                                                                   --------------------------------------------

OUTSTANDING, JANUARY 1, 1996                                                     121,714            $     4.31
     Granted                                                                     167,000                  9.23
     Exercised                                                                         -                     -
     Forfeited                                                                         -                     -
     Expired                                                                           -                     -
                                                                   --------------------------------------------
OUTSTANDING, DECEMBER 31, 1996                                                   288,714                  7.15
     Granted                                                                           -                     -
     Exercised                                                                   (17,387)                 4.31
     Forfeited                                                                         -                     -
     Expired                                                                     (12,500)                 9.49
                                                                   --------------------------------------------
OUTSTANDING, DECEMBER 31, 1997                                                   258,827                  7.23
     Granted                                                                      68,500                 13.30
     Exercised                                                                    (3,249)                 8.94
     Forfeited                                                                    (1,001)                 8.94
     Expired                                                                      (1,000)                 8.94
                                                                   --------------------------------------------
OUTSTANDING, DECEMBER 31, 1998                                                   322,077            $     8.50
                                                                   --------------------------------------------
                                                                   --------------------------------------------


      Additional information regarding options outstanding as of December 31, 1998 is as follows:


                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------
                                       WEIGHTED AVG.
                                         REMAINING
      RANGE OF           NUMBER         CONTRACTUAL     WEIGHTED AVG.          NUMBER         WEIGHTED AVG.
  EXERCISE PRICES      OUTSTANDING         LIFE         EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
       $4.31              104,327        1.40 yrs.          $  4.31             104,327           $  4.31
       $8.94               89,250        7.96 yrs.          $  8.94              81,125           $  8.94
       $9.63               60,000        7.34 yrs.          $  9.63              24,000           $  9.63
  $10.50 - $14.50          68,500        9.13 yrs.          $ 13.30              15,458           $ 14.46
------------------------------------------------------------------------  --------------------------------------
  $ 4.31 - $14.50         322,077        5.97 yrs           $  8.50             224,910           $  7.24
                          -------                                               -------
                          -------                                               -------



     EMPLOYEE STOCK OWNERSHIP PLAN - The Company has an employee stock ownership plan covering substantially all full-time employees meeting certain requirements. Contributions to the plan are discretionary as determined by the Board of Directors. The employee stock ownership plan expense was $200,000, $200,000 and $173,500 for the years ended December 31, 1998, 1997 and 1996, respectively. The plan owned 172,319 and 161,239 shares of the Company's common stock at December 31, 1998 and 1997, respectively.

     OTHER PLANS - The Company has also established the Regency Bancorp Cash or Deferred Retirement Plan which qualifies under the Internal Revenue Code
     Section 401(k). Employee contributions to the

     Plan may be matched by the Company at the discretion of the Board of Directors. Employee contributions to the Plan are immediately vested while any matching contributions made by the Bank vest at different percentages based on years of service. For the years ended December 31, 1998, 1997 and 1996, the Company contributed approximately $45,000, $47,000 and $27,100 respectively, to the Plan.

     The Company has a nonqualified Deferred Compensation Plan providing directors with the opportunity to participate in an unfunded, deferred compensation program. Under the plan, directors may elect to defer some or all of their current compensation. At December 31, 1998 and 1997, the total net deferrals included in other liabilities was approximately $557,000 and $515,000, respectively. In addition, in 1994, the Company established a salary continuation plan for three of the Bank's key executives which provides that upon retirement the Bank will continue to provide compensation to these executives for a period of 15 years. Future compensation under the Plan is earned by the executives for services rendered through retirement and vests at a rate of 10 percent per year. The Company accrues for the compensation based on anticipated years of service and the vesting schedule provided in the Plan. At December 31, 1998 and 1997, $323,000 and $242,000, respectively, has been accrued. In connection with the implementation of the Deferred Compensation and Salary Continuation Plans, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies. The cash surrender value of the policies was $3,186,000 and $3,038,000 at December 31, 1998 and 1997. The current annual tax-free interest rates on these policies range from 5.50 percent to 5.70 percent. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company's general creditors.

10.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation (In thousands, except per share data):


                                                                                 1998          1997            1996
                                                                      ----------------------------------------------
       BASIC EPS COMPUTATION
       Net income (loss)                                                      $ 3,673       $(1,274)         $1,008

       Average common shares outstanding                                        2,624          1,860          1,818

       Basic EPS                                                               $ 1.40        $(0.68)          $0.55
                                                                      ----------------------------------------------
       DILUTED EPS COMPUTATION
       Net income (loss)                                                      $ 3,673      $ (1,274)         $1,008

       Average common shares outstanding                                        2,624          1,860          1,818
       Stock options (Anti dilutive in 1997)                                      126              -             54
       Warrants (Anti dilutive in 1997)                                            50              -              -
                                                                      ----------------------------------------------
                                                                                2,800          1,860          1,872
                                                                      ----------------------------------------------
                                                                      ----------------------------------------------
       Diluted EPS                                                             $ 1.31        $(0.68)          $0.54
                                                                      ----------------------------------------------
                                                                      ----------------------------------------------

     On December 31, 1997, the Company completed a private placement offering of 750,000 new shares of its common stock. The net proceeds of $5,927,000 were used to contribute capital to the Bank. Warrants to purchase 26,211 shares of common stock at $9.90 and 150,000 shares of common stock at

     $10.00 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common shares. The warrants expire on January 1, 2003. Options to purchase 49,000, 60,000, and 167,000 shares of common stock at various prices per share were outstanding at December 31, 1998, 1997 and 1996, respectively but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the years then ended.

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


                                                                        YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                      1998                   1997
Balance, beginning of year                                           $ 509                  $ 998
Additions                                                              302                     87
Reductions                                                            (476)                  (576)
                                                                      -----                  -----

Balance, end of year                                                 $ 335                  $ 509
                                                                      -----                  -----
                                                                      -----                  -----

     Prior to 1998, the Company's Vice Chairman, David N. Price, provided administrative services for the Company's 401(k) and ESOP plans. In 1997 and 1996, the Company paid approximately $19,000 and $18,000, respectively, for these services.

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

     In cases where quoted market prices were not available, fair values were estimated using present value of future cash flows or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

                                                   DECEMBER 31, 1998                   DECEMBER 31, 1997
                                             -------------------------------    --------------------------------
                                                CARRYING       ESTIMATED           CARRYING        ESTIMATED
                                                 AMOUNT        FAIR VALUE           AMOUNT        FAIR VALUE
                                                     (IN THOUSANDS)                     (IN THOUSANDS)
Assets:
  Cash and cash equivalents                      $ 25,220       $ 25,220            $ 19,893        $ 19,893
  Investment securities                            46,990         46,990              36,986          36,986
  Non marketable equity securities                  1,170
                                                                   1,170                   -               -
  Loans, net                                      147,588        148,388             126,430         127,730
  Servicing asset
                                                      245            245                 507             507
  Interest only strip
                                                      346            346                 417             426

Liabilities:
  Deposits                                        206,637        210,189             176,279         176,190

Commitments to extend credit and
    standby letters of credit
                                                        -            195                   -               -


     The following methods and assumptions were used in estimating the fair values of financial instruments:

     CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

     INVESTMENT SECURITIES - Fair values for investment securities, including mortgage-backed securities, are based on quoted market prices.

     NON MARKETABLE EQUITY SECURITIES - Fair values of non marketable equity securities are based on the quoted par value of capital stock of the Federal Reserve Bank and Federal Home Loan Bank.

     LOANS - The fair value for loans, values both the principal and interest cash flows to the present using discounting techniques. Principal cash flows are defined in the maturity schedules. Income is calculated for each month using the basis, the remaining balance, and the repricing rate for that time period. If any portion of the account is scheduled to reprice, the projected offering rate for that time period is used as the repricing rate. The income is then multiplied by a discount factor to determine the discounted fair value income amount.

     SERVICING ASSET AND INTEREST ONLY STRIP - Fair values for servicing assets and interest only strips are estimated based on the results of valuation techniques which include the initial price paid, discounted cash flows, prepayment statistics, and estimated expected lives of the underlying loans.

     DEPOSITS - Fair values for transactions and savings accounts are equal to the respective amounts payable on demand at December 31, 1998 and 1997 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using discounted cash flows over their remaining maturities as discussed above.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of counterparties. The fair value of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 1998 and 1997, the Company and Bank meet all capital adequacy requirements to which they are subject and management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

     As of December 31, 1998 and 1997 respectively, the Bank's capital ratios are considered "Well Capitalized" under the regulatory framework for prompt corrective action. The Company and Bank's actual capital amounts (in thousands) and ratios are also presented in the following table:

                                                                                                  TO BE WELL
                                                                       FOR CAPITAL             CAPITALIZED UNDER
                                                                         ADEQUACY              PROMPT CORRECTIVE
                                                   ACTUAL               PURPOSES:             ACTION PROVISIONS:
                                            --------------------------------------------------------------------------
                                              AMOUNT     RATIO      AMOUNT       RATIO        AMOUNT        RATIO
                                            --------------------------------------------------------------------------
       AS OF DECEMBER 31, 1998
       Total Capital (to Risk Weighted
       Assets:)
         Company                              $22,814   16.14%     >=$11,309     >=8.00%            N/A
         Regency Bank                         $20,047   14.16%     >=$11,327     >=8.00%     >=$14,159     >=10.00%

       Tier 1 Capital (to Risk Weighted
       Assets):
         Company                              $21,042   14.89%      >=$5,654     >=4.00%            N/A
         Regency Bank                         $18,266   12.90%      >=$5,664     >=4.00%     >=$ 8,495     >=6.00%

       Tier 1 Capital (to Average Assets):
         Company                              $21,042    9.22%      >=$9,128     >=4.00%            N/A
         Regency Bank                         $18,266    8.02%      >=$9,108     >=4.00%     >=$11,385    >=5.00%


                                                                                                  TO BE WELL
                                                                       FOR CAPITAL             CAPITALIZED UNDER
                                                                         ADEQUACY              PROMPT CORRECTIVE
                                                   ACTUAL               PURPOSES:             ACTION PROVISIONS:
                                            --------------------------------------------------------------------------
                                              AMOUNT     RATIO      AMOUNT       RATIO        AMOUNT        RATIO
                                            --------------------------------------------------------------------------
       AS OF DECEMBER 31, 1997
       Total Capital (to Risk Weighted
       Assets:)
         Company                               $18,779    13.87%    >=$10,828     >=8.00%             N/A
         Regency Bank                          $16,003    11.79%    >=$10,860     >=8.00%     >=$ 13,576   >=10.00%
       Tier 1 Capital (to Risk Weighted
       Assets):
         Company                               $17,081    12.62%    >= $5,414     >=4.00%             N/A
         Regency Bank                          $14,300    10.53%    >= $5,430     >=4.00%      >=$ 8,145   >= 6.00%

       Tier 1 Capital (to Average Assets):
         Company                                $17,081    8.89%    >= $7,686     >=4.00%             N/A
         Regency Bank                           $14,300    7.46%    >= $7,663     >=4.00%      >=$ 9,579   >= 5.00%


     DIVIDENDS - Under California law, shareholders of the Company may receive dividends when and as declared by its Board of Directors out of funds legally available. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend. California law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets the following two generally stated conditions: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities.

     The Company expects to receive substantially all of its income initially from dividends from the Bank and/or RIA. Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for its current fiscal year. Accordingly, the future payment of cash dividends may depend on the Bank's earnings, its ability to meet capital requirements and/or the Company's ability to generate income from other sources.

     CASH RESTRICTION - The FDIC requires banks to maintain average reserve balances on deposits, consisting of vault cash and actual balances held by the Federal Reserve Bank of San Francisco. The Bank's average FDIC reserve requirements were $2,601,000 and $1,683,000 in 1998 and 1997, respectively. The Bank maintained average balances of $2,801,000 and $1,815,000 in 1998 and 1997, respectively.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

     Following is a summary of amounts paid for interest and taxes and of non-cash transactions for the years ended December 31, 1998, 1997 and 1996 (In thousands):


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                               1998               1997              1996
Cash paid during the period for:
  Interest on deposits and other borrowings                      $   5,455          $   5,328          $  4,597
  Income taxes                                                       1,901                  -               316

Noncash transactions:
  Transfer of loans to other real
    estate owned                                                       813                390               218
Net assets acquired through acquisition of
    partnerships less cash received:
    Land and real estate under construction                              -                  -             6,272
    Notes receivable                                                     -                  -             2,025
    Other assets                                                         -                  -               227
    Notes payable                                                        -                  -             8,614
    Accrued interest and other liabilities                               -                  -               714


15.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed balance sheets of Regency Bancorp at December 31, 1998, and 1997, and condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996, respectively. (In thousands):

CONDENSED BALANCE SHEETS


                                                                        DECEMBER 31,
                                                              ------------------------------
                                                                     1998           1997
ASSETS

Cash and short-term investments                                     $  2,662       $ 2,794
Investment in bank subsidiary                                         19,506        15,805
Investment in investment subsidiary                                      220           308
Other assets                                                              61           107
                                                                    --------       -------
                                                                           -             -
         Total assets                                               $ 22,449       $19,014
                                                                    --------       -------
                                                                    --------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities                                                   $      -       $   280
                                                                    --------       -------

           Total liabilities                                               -           280

SHAREHOLDERS' EQUITY:
  Common stock                                                        15,229        15,203
  Retained earnings                                                    7,000         3,327
  Unrealized gain on securities                                          220           204
                                                                    --------       -------

           Total shareholders' equity                                 22,449        18,734
                                                                     -------       -------

           Total liabilities and shareholders' equity               $ 22,449       $19,014
                                                                    --------       -------
                                                                    --------       -------



STATEMENTS OF INCOME
             (IN THOUSANDS)                                      FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                                1998           1997           1996
INCOME:
    Regency Bank income (loss)                                   $ 3,685       $(1,291)       $ 1,122
    Regency Investment Advisors income                               126           103              -
                                                              ----------    ----------      ---------
            Total income                                           3,811        (1,188)         1,122

EXPENSES:
    Management fees to bank subsidiary                                66            66             66
    Other                                                            150            79            133
                                                              ----------    ----------      ---------
           Total expenses                                            216           145            199

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)              3,595        (1,333)           923

INCOME TAX (BENEFIT)                                                 (78)          (59)           (85)
                                                              ----------    ----------      ---------
NET INCOME (LOSS)                                                $ 3,673       $(1,274)       $ 1,008
                                                              ----------    ----------      ---------
                                                              ----------    ----------      ---------


STATEMENTS OF CASH FLOWS
(IN THOUSANDS)                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                     1998          1997          1996
OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 3,673     $ (1,274)       $ 1,008
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed (income) loss of bank subsidiary                       (3,684)       1,291         (1,122)
      Equity in undistributed income of investment subsidiary                          (126)        (103)             -
      Decrease (increase) in other assets                                                45           22            (11)
      (Decrease) increase in other liabilities                                         (281)         281            (10)
                                                                                    -------     --------        -------
           Net cash (used in) provided by  operating activities                        (373)         217           (135)

INVESTING ACTIVITIES:
  Capital contribution to subsidiary bank                                                 -       (3,950)             -
  Capital distribution from subsidiary bank                                               -            -            491
  Capital distribution from investment subsidiary                                       215            -              -
                                                                                    -------     --------        -------
            Net cash provided by (used in) investing activities                         215       (3,950)           491

FINANCING ACTIVITIES:
  Issuance of common stock                                                                -        5,927              -
  Cash dividends                                                                          -            -           (437)
  Proceeds from the issuance of common stock under the
     employee stock option plan                                                          26           75              -

  Proceeds from the issuance of common stock to
     employee stock ownership plan                                                        -          333              -

            Net cash provided by (used in) financing activities                          26        6,335           (437)
                                                                                    -------     --------        -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (132)       2,602            (81)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        2,794          192            273
                                                                                    -------     --------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 2,662     $  2,794        $   192
                                                                                    -------     --------        -------
                                                                                    -------     --------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Transfer of Bank's equity in undistributed income
     in investment subsidiary to Regency Bancorp                                    $     -     $    205        $     -

16.   QUARTERLY FINANCIAL DATA

      Following is selected quarterly financial information for the years ended December 31, 1998 and 1997. (In thousands):

QUARTERLY FINANCIAL DATA (UNAUDITED)

 (IN THOUSANDS)                                         1998                                       1997
                                                   QUARTER ENDED                               QUARTER ENDED
                                      Dec. 31     Sep. 30    Jun. 30    Mar. 31    Dec. 31    Sep. 30    Jun. 30   Mar. 31
                                     -------------------------------------------------------------------------------------
Interest income                        $ 4,957    $ 4,861    $ 4,694    $ 4,124    $ 4,148    $ 4,031     $3,659    $3,448
Interest expense                         1,447      1,409      1,313      1,283      1,361      1,351      1,330     1,279
                                     -------------------------------------------------------------------------------------
Net interest income                      3,510      3,452      3,381      2,841      2,787      2,680      2,329     2,169
Provision for credit losses                  -        100        150        125         58        460        835         -
                                     -------------------------------------------------------------------------------------
Net interest income after provision      3,510      3,352      3,231      2,716      2,729      2,220      1,494     2,169
Non-interest income                      1,028        771        676        487        563        724        619       781
Non-interest expense                     2,076      2,260      2,815      2,304      2,635      2,420      5,806     2,545
                                     -------------------------------------------------------------------------------------
Income (loss) before taxes               2,462      1,863      1,092        899        657        524    (3,693)       405
Income tax expense (benefit)             1,015        785        463        380        325        223    (1,551)       170
                                     -------------------------------------------------------------------------------------
Net income (loss)                        1,447      1,078        629        519        332        301    (2,142)       235


Basic earnings per share                   .55        .41        .24        .20        .18        .16     (1.15)       .13
Diluted earnings per share                 .52        .38        .22        .19        .17        .16     (1.15)       .12


Dividends paid per share                     -          -          -          -          -          -          -         -


Price range, common stock
         High                          14.8125    16.1250    14.6250    14.8750    11.0000    10.1250     10.000   10.6250
         Low                          $12.9375   $11.0000   $13.6250   $10.2500    $9.2500    $8.2500    $9.0000   $9.1250


Shares on which earnings (loss)
    per common share were based:
        Basic                            2,624      2,624      2,624      2,621      1,879      1,871      1,859     1,831
        Diluted                          2,805      2,804      2,807      2,784      1,948      1,926      1,859     1,902


                                  * * * * * *

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         The registrant's Board of Director's approved the dismissal of Deloitte & Touche LLP as the registrant's independent accountant effective August 1, 1998. There were no disagreements with Deloitte & Touche LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. During the past two years the accountant's report contained no adverse opinion or disclaimer of opinion nor was it qualified as to uncertainty, audit scope or accounting principles. The decision to dismiss Deloitte & Touche LLP was a recommendation made by the registrant's Board Audit Committee to the registrant's Board of Directors. The registrant has engaged KPMG LLP as principal accountant to audit the registrant's financial statements effective August 1, 1998. Regency Bancorp received a letter from Deloitte and Touche LLP confirming their agreement with the above disclosure which was filed as Exhibit 99.1 on Form 8-K dated August 1, 1998 and filed on August 7, 1999.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 11.    EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM-8-K

     (a)(1)       Financial Statements. Listed and included in Part II, Item 8.

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

          (3.2)     Bylaws, as amended.

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

          (10.10)   Form of Indemnification Agreement, incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on
                    August 2, 1996.

          (10.11)   Lease agreement dated May 13, 1996 for premises located at 126
                    "D" Street, Madera, California, incorporated by reference from exhibit 10.4 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996.

          *(10.12)  Employment Agreement made and entered into as of August 22,
                    1996 between Regency Bank, a California Corporation, and Steven
                    F. Hertel, President/Chief Executive Officer, incorporated by reference from exhibit 10.2 of registrant's Quarterly Report on
                    Form 10-Q/A-1 for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

          *(10.13)  Employment Agreement made and entered into as of August 22,
                    1996 between Regency Bank, a California Corporation, and Steven
                    R. Canfield, Executive Vice President/Chief Financial Officer
                    incorporated by reference from exhibit 10.3 of registrant's
                    Quarterly Report on Form 10-Q/A- 1 for the quarter ended
                    September 31, 1996, filed with the Commission on November 16,
                    1996.

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

          *(10.16)  Regency Bancorp 1990 Stock Option Plan, as amended, and Form of Nonstatutory Stock Option Agreement, Form of Incentive Stock
                    Option Agreement and Form of Nonstatutory Stock Option Agreement
                    for Outside Directors, under the Regency Bancorp 1990 Stock
                    Option Plan, as amended, incorporated by reference on
                    registration statement number 33-3848 on Form S-8, filed with the
                    Commission on April 19, 1996.

          *(10.17)  Incentive Stock Option Agreement entered into with Steven F.
                    Hertel, dated December 16, 1996 incorporated by reference from exhibit 10.29 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March
                    31, 1997.

          *(10.18)  Incentive Stock Option Agreement entered into with Steven R.
                    Canfield, dated December 16, 1996 incorporated by reference from exhibit 10.30 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March
                    31, 1997.

          *(10.19)  Incentive Stock Option Agreement entered into with Robert J.
                    Longatti, dated December 16, 1996 incorporated by reference from exhibit 10.31 of registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March
                    31, 1997.

          *(10.20)  Form of Director Deferred Fees Agreement for Regency Bancorp
                    incorporated by reference from exhibit 10.32 of registrant's
                    Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

          *(10.21)  Form of Director Deferred Fees Agreement for Regency Service
                    Corporation incorporated by reference from exhibit 10.33 of registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996, filed with the Commission on March 31,1997.

          *(10.22)  Amended and Restated Executive Salary Continuation Agreement
                    dated September 23, 1997, made by and between Regency Bank and
                    Steven F. Hertel, incorporated by reference from exhibit 99.1 of registrant's current report on Form 8-K, filed with the
                    Commission on October 9, 1997.


          *(10.23)  Amended and Restated Executive Salary Continuation Agreement
                    dated September 26, 1997, made by and between Regency Bank and
                    Robert J. Longatti, incorporated by reference from exhibit 99.2 of the Form 8-K, filed with the Commission on October 9, 1997.

          *(10.24)  Amended and Restated Executive Salary Continuation Agreement
                    dated September 30, 1997, made by and between Regency Bank and
                    Steven R. Canfield, incorporated by reference from exhibit 99.3 of the Form 8-K, filed with the Commission on October 9, 1997.

          (10.25)   Form of Warrant Agreement and Warrant Certificate, incorporated by reference from exhibit 10.29 of registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1997, filed with the
                    Commission on March 27, 1997.

          (10.26) Belle Plaine Financial LLC Agreement, dated July 23, 1998, incorporated by reference from exhibit 99.1 on Form 8-K, filed with the Commission on July 29, 1998.

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

          (23.1)    Consent of Deloitte & Touche LLP

          (23.2)    Consent of KPMG Peat Marwick LLP

          (27.1)    Financial Data Schedule

         * Denotes management contracts, compensatory plans or arrangements.

             (b)  Reports on Form 8-K

                  The Company filed a Form 8-K dated October 8, 1998, in which it reported its third quarter earnings, which states record net quarterly income of $1.08 million or $0.41 per share for the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REGENCY BANCORP




Date: March 19, 1999                   By: /s/ STEVEN F. HERTEL
      --------------                      -------------------------
                                           Steven F. Hertel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: March 19, 1999                   By: /s/ STEVEN R. CANFIELD
      --------------                      -------------------------
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


        Name                              Date                        Title
        ----                              ----                        -----
/s/ STEVEN F. HERTEL                 March 19, 1999       Director, Chairman of the Board,
-------------------------------                           President & CEO
Steven F. Hertel

/s/ DAVID N. PRICE                   March 19, 1999       Director and Vice
-------------------------------                           Chairman
David N. Price

/s/ ROY JURA                         March 19, 1999       Director and Secretary
-------------------------------
Roy Jura

/s/ JOSEPH L. CASTANOS               March 19, 1999       Director
-------------------------------
Joseph L. Castanos

/s/ WAYMON E. WATTS                  March 19, 1999       Director
-------------------------------
Waymon E. Watts

/s/ DANIEL R. SUCHY                  March 19, 1999       Director
-------------------------------
Daniel R. Suchy

/s/ BARBARA PALMQUIST                March 19, 1999       Director
-------------------------------
Barbara Palmquist

/s/ STEVE FREELAND                   March 19, 1999       Director
-------------------------------
Steve Freeland

/s/ WILLIAM J. ALESSINI              March 19, 1999       Director
-------------------------------
William J. Alessini

/s/ WILLIAM J. RUH                   March19, 1999        Director
-------------------------------
William J. Ruh

                                  EXHIBIT INDEX

                                                                   Sequentially
     Exhibit Number                  Description                   Page Number
     --------------                  -----------                   -----------
          3.2                     Bylaws, as amended                  91-118

         23.1              Consent of Deloitte & Touche LLP              119

         23.2              Consent of KPMG Peat Marwick LLP              120

         27.1                   Financial Data Schedule                  121