Form 10-K/A
period 1998-12-31
REGENCY BANCORP
filed 1999-04-26
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X]         AMENDMENT NO. 1 TO THE ANNUAL  REPORT  PURSUANT  TO  SECTION
            13 OR  15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Year ended  DECEMBER 31, 1998

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to ______


                          COMMISSION FILE NUMBER 000-23815

                                    REGENCY BANCORP
            ----------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

        STATE OF CALIFORNIA                                    77-0378956
 -------------------------------                           -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


7060 N. FRESNO STREET, FRESNO, CALIFORNIA                          93720
-----------------------------------------                       ------------
(Address of principal executive office)                          (Zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (209) 438-2600


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                       -----------------------------------------
                 NONE                                                 NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


         TITLE OF EACH CLASS
         -------------------
            COMMON  STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  / X /   No  /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10,1999 was $26,263,000.

As of March 10, 1999, the registrant had 2,624,374 shares of Common Stock outstanding.



Page 1 of 14 Pages.

                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 26, 1999, with respect to the Directors and all executive officers. There is no family relationship between any of the directors or executive officers.


          NAME                 AGE                             POSITION
 ------------------------  -----------   ----------------------------------------------------------------------------------------
 William J. Alessini            64       Director of the Corporation and Bank since January 1998.

 Steven R. Canfield             39       Executive Vice President and Chief Financial Officer of the Corporation and Bank since
                                         March 1995 and March 1991, respectively; Vice President of the Bank, 1984 through 1991;
                                         Director of Regency Service Corporation since January 1999.

 Joseph L. Castanos             70       Director of the Corporation and Bank since March 1995 and 1980, respectively.

 Steven F. Hertel               49       Chairman of the Board of the  Corporation and Bank since November 1996;  President and
                                         Chief Executive  Officer of the Corporation  and Bank since March 1995 and December 1990, respectively;  Director,  President and Chief Executive Officer of Regency Service
                                         Corporation since December 1990;  Director and Chief Executive Officer of
                                         Regency Investment Advisors since July 1993.

 Roy Jura                       70       Director and Secretary of the Corporation and Bank since March 1995 and 1980, respectively; Director of Regency Investment Advisors since July 1993.

 Robert J. Longatti             53       Executive Vice President and Chief Credit Officer of the Bank since April 1995; Senior
                                         Vice President and Chief Credit Officer of the Bank since March 1991; Director of
                                         Regency Service Corporation since January 1999.

 Barbara Palmquist              69       Director of the Corporation and Bank since March 1995 and 1980, respectively;

 David N. Price                 66       Vice Chairman of the Board of Directors of the Corporation and Bank since March 1995 and
                                         1980, respectively; Vice Chairman and Director of Regency Investment Advisors since
                                         July 1993.

 William J. Ruh                 38       Director of the Corporation and Bank since January 1998.

 Daniel R. Suchy                56       Director of the Corporation and Bank since March 1995 and 1983, respectively.

 Waymon E. Watts                63       Director of the Corporation and Bank since March 1995 and 1981, respectively.

     BACKGROUND AND BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

     The following is a brief account of the business experience during the past five years of each director and each executive officer listed above in addition to the positions indicated.

     William J. Alessini has been in the retail clothing business since 1950. He is the owner of William Carol Inc., a retail and fine jewelry store in Madera, California. He is also involved in the commercial real estate market. Mr. Alessini is the current president of the Downtown Merchant's Association of Madera and has been a member since 1955. Mr. Alessini is a past board member of the Madera Chamber of Commerce and was instrumental as Chairman for the passage of school bonds in Madera.

     Steven R. Canfield has been actively involved in the banking industry since 1982. Prior to joining the Bank, he was employed by Guarantee Savings & Loan, Fresno, CA. Mr. Canfield is a graduate of California State University, Fresno with a Bachelor of Science Degree in Business Administration. Mr. Canfield is a member of CSUF Sid Craig School of Business Alumni Board and the Saint Agnes Hospital Men's Association.

     Joseph L. Castanos retired as president of his own insurance agency in 1993. He is a Fresno State graduate where be earned a degree in accounting. Mr. Castanos is a member of the San Joaquin Memorial High School Board of Regents and the St. John's Cathedral Restoration Advisory Board.

     Steven F. Hertel has been employed in the banking industry for over 27 years. He is a past President, CEO and director of Pajaro Valley Bancorporation and Pajaro Valley Bank (1986-1990); past President, CEO and director of Timber Bancorp and Timber Community Bank in Roseburg, Oregon (1979-1986); and was a manager and lending officer for U.S. National Bank of Oregon. Mr. Hertel earned bachelor of arts degrees in both business and economics at Linfield College in Oregon. Mr. Hertel is a member of the Clovis School District Foundation Board, Business Advisory Council of CSUF School of Education and Human Development, Business Advisory Council of CSUF Sid Craig School of Business and the Fresno Business Council.

     Roy Jura is the former president of Producers Packing Corporation and former secretary/treasurer, of Jura Farms, Inc. He serves on the Dried Fruit Association of California Board of Directors as well as its Export Committee, and the California Fig Advisory Board. He's a member of the California State University, Fresno Viticulture Alumni, the Fresno County Farm Bureau Blue Ribbon Committee and the Chancellor Associates of the UCSF Medical School.

     Robert J. Longatti has over 29 years of banking experience. Prior to joining the Bank, Mr. Longatti was Vice President of the Business Banking Division of Glendale Federal Bank, Fresno, CA (formally Guarantee Savings &
Loan), and has been a lending officer for Wells Fargo Bank and Senior Credit Officer of California Valley Bank. Mr. Longatti is a graduate of Cal Poly, San Luis Obispo, with a Bachelor of Science Degree in Agricultural Business Management. He is an active member of the California Banking Association serving the past three years as chairperson of Region 6. Mr. Longatti also serves on the Board of the West Hills Community College Foundation.

     Barbara Palmquist, a founding director of Regency Bank, has an extensive background of over 31 years in the Fresno real estate market. As an agency owner-broker, she was instrumental in establishing the Bank's involvement in the real estate construction market.

     David N. Price has been the President of David N. Price Associates, Inc., a pension and retirement planning and administration company since 1971. He has established ESOP and 401(k) plans for a number of financial institutions and was instrumental in establishing the Corporation's Employee Stock Ownership Plan. He is also an active member of the California Bankers Association, the North Fresno Lions Club and the Tehran Temple Shrine. Mr. Price is a graduate of California State University, Fresno and is a frequent speaker on the subject of employee ownership and the benefits of ESOPs.

     William J. Ruh is a co-founder of Castle Creek Capital, LLC, San Diego, California and Belle Plaine Financial, LLC, Rancho Santa Fe, California, formed to invest in depository institutions and financial service companies. He has nine years of banking and investment experience having worked for First National Bank of Chicago and Mabon Securities of Chicago prior to joining Belle Plaine and Castle Creek. Mr. Ruh serves as director of First Community Bank of the Desert, Yucca Valley, California, Regency Bancorp and Regency Bank. He holds a BS degree from New York Maritime College and an MBA from Duke University.

     Dr. Daniel R. Suchy is a practicing physician specializing in pulmonary medicine since 1978. A graduate of the University of Minnesota medical school, Dr. Suchy is a board certified specialist in pulmonary diseases. Dr. Suchy is a member of the Fresno Community Hospitals' Century Circle, a Sponsor of the St. Agnes Hospital Foundation and a Chancellor Associate of the UCSF Medical School.

     Waymon E. Watts has been the President of Watts, Daniel and Company, formerly known as Watts, Campbell and Anderson, Certified Public Accountants since 1973. Mr. Watts is a graduate of California State University, Fresno and has been a certified public accountant since 1965. He is a past director of the Community Hospitals of Central California and a member of the North Fresno Rotary Club where he was a director for community service.

     None of the Corporation's or Bank's Directors is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Corporation's directors and executive officers and persons who own 10 percent or more of a registered class of the Corporation's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation. Such persons are required by SEC regulation to furnish the Corporation with copies of all
Section 16 (a) forms they file.

     To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and 10 percent shareholders were complied with, except with respect to the following individuals: Steven F. Hertel, Steven R. Canfield, William J. Ruh, Steve D. Freeland and Barbara Palmquist:

     During 1998, Mr. Hertel inadvertently failed to timely file a report on a Form 4 concerning a grant of stock options. This transaction was reported on a Form 5 filed in February 1999.

     During 1998, Mr. Canfield inadvertently failed to timely file a report on a Form 4 concerning a grant of stock options. This transaction was reported on a Form 5 filed in February 1999.

     During 1998, Mr. Ruh inadvertently failed to timely file a report on a Form 4 concerning the purchase of stock by Castle Creek Capital Partners, Fund 1. This transaction was reported on a Form 5 filed in February 1999.

     During 1998, Mr. Freeland inadvertently failed to timely file a report on a Form 3 concerning his appointment to the Board of Directors of the Corporation. This transaction was reported on a Form 3 filed in August 1998 and on a Form 5 filed in February 1999.

     During 1998, Ms. Palmquist inadvertently failed to timely file a report on a Form 4 concerning a purchase of stock in August 1998. This transaction was reported on a Form 4 filed in September 1998 and on a Form 5 filed in February 1999.

Item 11.   EXECUTIVE COMPENSATION


     SUMMARY COMPENSATION TABLE

     The following table shows for the three fiscal years ended December 31, 1998, the compensation paid to the Chief Executive Officer and to the two other executive officers whose aggregate salary and bonus compensation exceeded $100,000.



                                  SUMMARY COMPENSATION TABLE




                                                                         ANNUAL COMPENSATION
                                                        --------------------------------------------------------------
                  (a)                        (b)              (c)               (d)                    (e)

               NAME AND                                                                           OTHER ANNUAL
          PRINCIPAL POSITION                 YEAR            SALARY            BONUS              COMPENSATION
                                                             ($)(1)            ($)(2)                  ($)
---------------------------------------- ------------- ------------------- --------------- -------------------------------------
Steven F. Hertel                             1998           187,547           112,529               15,360(4)
Chairman of the Board, President and         1997           155,500            55,000               15,240(4)
Chief Executive Officer                      1996           155,500            84,362               11,800(4)

Steven R. Canfield                           1998            96,874            53,451               6,060(5)
Executive Vice President and Chief           1997            88,706            25,000               5,640(5)
Financial Officer                            1996            87,290            36,833               6,365(5)

Robert J. Longatti                           1998            91,500            53,451               4,200(6)
Executive Vice President and Chief           1997            89,000            25,000               4,200(6)
Credit Officer                               1996            88,580            37,377               4,200(6)




                                               LONG TERM
                                              COMPENSATION
                                                  AWARDS
                                          ------------------------
                  (a)                               (g)                   (i)
                                                 SECURITIES
               NAME AND                          UNDERLYING             ALL OTHER
          PRINCIPAL POSITION                    OPTIONS/SARS           COMPENSATION
                                                   (#)(3)                  ($)
-------------------------------------     ------------------------- ---------------
Steven F. Hertel                                   20,000            14,895(7)(8)(9)
Chairman of the Board, President and                 -               44,144(7)(8)(9)
Chief Executive Officer                            30,000            41,361(7)(8)(9)

Steven R. Canfield                                 10,000             8,051(7)(8)
Executive Vice President and Chief                   -                8,385(7)(8)
Financial Officer                                  15,000             8,604(7)(8)

Robert J. Longatti                                 10,000             7,704(7)(8)
Executive Vice President and Chief                   -                8,384(7)(8)
Credit Officer                                     15,000             8,264(7)(8)

(1) Includes cash and noncash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers. Mr. Hertel's salary includes unused vacation compensation of $13,297 for 1998. Mr. Canfield's salary includes unused vacation compensation of $7,623 for 1998, $3,206 for 1997 and $3,041 for 1996.

(2) Represents bonus amounts earned in 1998, 1997 and 1996, but paid in 1999, 1998 and 1997, respectively.

(3) Options were granted under the Regency Bancorp 1990 Stock Option Plan, as amended. Under the Plan, options are granted to directors, and key, full-time salaried officers and employees of the Corporation and its direct and indirect subsidiaries. Options granted under the Plan are either incentive options or non-statutory options. Vesting may not extend beyond ten years from the date of grant. Options granted prior to March 1, 1995, become fully exercisable upon the sale, merger or consolidation of the Corporation in which the Corporation is not a survivor notwithstanding the vesting provisions under the Plan. Options granted under the Plan are adjusted to protect against dilution in the event of certain changes in the Corporation's capitalization, including stock splits and stock dividends. Options have an exercise price equal to the fair market value of the Corporation's Common Stock on the date of grant. During 1996, 30,000 option shares were granted to Mr. Hertel and 15,000 option shares were granted to Mr. Canfield and Mr. Longatti, respectively. The executive officer options included a vesting schedule over two years, an option term of ten years and an option price of $8.94 per share. During 1998, 20,000 option shares were granted to Mr. Hertel and 10,000 option shares were granted to Mr. Canfield and Mr. Longatti, respectively. The executive officer options included a vesting schedule over two years, an option term of ten years and an option price of $14.50 per share.

(4) Represents an automobile allowance of $12,000 and country club dues of $3,360 for 1998, an automobile allowance of $12,000 and country club dues of $3,240 for 1997, and an automobile allowance of $8,800 and country club dues of $3,000 for 1996.

(5) Represents an automobile allowance of $3,000 for 1998, 1997 and 1996 and country club dues of $3,060 for 1998, $2,640 for 1997 and $3,365 for 1996.

(6)   Represents an automobile allowance of $4,200 for 1998, 1997 and  1996.

(7) The Corporation has a 401(k) tax-deferred savings plan ("401(k) Plan") in which, generally, all employees are eligible to participate. Participating employees may defer a portion of their compensation in the 401(k) Plan. The Corporation, at its option, may make matching contributions on participant deferrals at a rate determined annually by the Corporation (25 percent of the employees first 5 percent of compensation deferred in 1998, 1997 and 1996, respectively). The matching contribution vests over a period of seven years. For the calendar years 1998, 1997 and 1996, the accrued contributions to the 401(k) Plan were $40,592, $30,788 and $27,925, respectively. Matching contributions under the 401(k) Plan for the three fiscal years ended December 31, 1998, 1997, and 1996, with respect to the individuals named in the table above were: Steven F. Hertel, $2,000, $2,340 and $2,352; Steven R. Canfield, $1,523, $1,880 and
      $1,921; Robert J. Longatti, $1,458, $1,857 and $1,483; and all executive officers as a group were $4,981, $6,077 and $5,756, respectively.

(8) The Corporation has an ESOP in which, generally, all full-time salaried employees over the age of 21 are eligible to participate. Each year, the Corporation may contribute Common Stock and/or cash to the ESOP which is allocated to each participant in proportion to his or her total annual regular compensation for the year. The ESOP may borrow funds which, in addition to the Corporation's cash contributions, may be used to purchase the Corporation's Common Stock from the Corporation or on the open market. Vesting under the ESOP occurs on a graduated seven-year vesting schedule at the expiration of which the employee is 100 percent vested. The total accrued contributions to the ESOP for the calendar years 1998, 1997, and 1996 were $200,000, $200,000 and $173,546, respectively. Contributions under the ESOP for the three fiscal years ended December 31, 1998, with respect to the individuals named in the table above were: Steven F. Hertel, $10,322, $11,404 and $11,484; Steven R. Canfield, $6,250, $6,505
      and $6,683; Robert J. Longatti, $5,902, $6,527 and $6,781; and all
      executive officers as a group were $22,474, $24,436 and $24,948.

(9)   Includes director fees of $3,800, $30,400 and $27,000 in 1998, 1997 and
      1996, respectively, and a life insurance premium of $525 per year.

(10) No executive officer received prequisites or other personal benefits in excess of the lesser of $50,000 or 10 percent of each such officer's total annual salary and bonus during 1996, 1997, and 1998.

     The following table provides information regarding stock options granted to the named executive officers during 1998.


                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS(1)

                (a)               (b)                        (c)                        (d)                        (e)

                               NUMBER OF                 % OF TOTAL
                               SECURITIES                OPTIONS/SARS
                               UNDERLYING                GRANTED TO
                              OPTIONS/SARS                EMPLOYEES                EXERCISE OR BASE
     NAME                      GRANTED (#)              IN FISCAL YEAR               PRICE ($/SH)              EXPIRATION DATE
     ----                     ------------              --------------             ----------------            ----------------
Steven F. Hertel                  20,000                     29.20%                     $14.50                    2/26/08
Steven R. Canfield                10,000                     14.60%                     $14.50                    2/26/08
Robert J. Longatti                10,000                     14.60%                     $14.50                    2/26/08

1) Each option grant to the individuals named in the table has a term of ten (10) years from the date of grant and vests over a two (2) year period from the date of grant.


     OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

     The following table provides information regarding stock option exercises in 1998 by the executive officers named in the Summary Compensation Table and the value of such officers' unexercised options.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-ENDOPTION/SAR VALUES

    (a)                      (b)               (c)                   (d)                               (e)

                                                              NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                           SHARES            VALUE          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/SARS
                         ACQUIRED ON        REALIZED       OPTIONS/SARS AT FY-END (#)               AT FY-END ($)
    NAME                 EXERCISE (#)        ($)(1)         EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE (2)
    ----                 -----------         ------         -------------------------       ----------------------------
Steven F. Hertel             0               $  0              36,667      13,333             $178,258       $4,166
Steven R. Canfield           0                  0              18,333       6,667             $ 89,129       $2,083
Robert J. Longatti           0                  0              18,333       6,667             $ 89,129       $2,083

(1) Value realized is calculated by multiplying the number of shares exercised by the bid price on the date of exercise minus the exercise price.

(2) Value realized is calculated by the bid quotation of underlying securities at December 31, 1998, of $14.8125, multiplied by the number of exercisable or unexercisable shares minus the exercise price.

     COMPENSATION OF DIRECTORS

     Directors of the Corporation, are compensated for attendance at board meetings of the Corporation's two subsidiaries, Regency Bank and Regency Investment Advisors, Inc., but not for attendance of the Corporation's board meetings. Directors are also compensated for attendance at meetings for committees of the Corporation and the Bank. During January through August 1998, directors were paid $750 monthly as compensation for Board meetings attended and the Vice Chairman of the Board received $1,125 for Board meetings attended, except that the Chairman of the Board, Mr. Hertel, was paid $1,500 per meeting attended until March 1998, when he no longer received director's fees for meetings attended. Non-employee directors also received
$150 for any committee meetings attended and the chairman of each committee received $225 for committee meetings attended. Effective September 1, 1998, the Board of Directors voted to increase the Board and Committee fees, at which time the directors were paid $1,000 monthly as compensation for Board meetings attended, the Vice Chairman of the Board received $1,500 for Board meetings attended, non-employee directors received $300 for committee meetings attended and the Chairman of each committee received $450 for committee meetings attended. In 1998, the total amount of fees paid to directors was $155,598.

     In 1989, the Bank adopted a Directors' Deferred Fee Plan (the "DDF Plan") and following formation of the Corporation, the DDF Plan was assumed by the Corporation, whereby an eligible director, including an employee director, may voluntarily elect to defer some or all of his or her compensation (salary or fees), for services as a director of the Corporation and the Bank and their respective subsidiaries, in exchange for payment of a deferred benefit in the future. The deferred amount is not taxable to the director and is not a tax deductible expense for the Corporation until such amounts are actually paid to the director.

     Under the DDF Plan, each participating director has entered into a written agreement (a "DDF Agreement"), pursuant to which the director agrees to defer fees, in exchange for retirement benefits. The amount of fees deferred by each director varies from year to year during the term of the Agreement due to changes in director compensation and the deferral election selected by each director. Fees deferred for 1998 were for director Castanos, $19,000; Jura, $13,200; Price, $4,500; and Suchy, $12,250. Assuming that the fees deferred through 1999 remain constant, it is estimated that the annual retirement benefit for each director will be; Castanos, $42,331; Jura, $26,924; Suchy, $122,876; and Watts, $6,845. The estimated retirement benefit is also based on the assumption that interest will accrue at the rate of eight percent (8%) per annum. The Corporation's Board of Directors, in its sole discretion, may change such interest rate from time to time. Any change in the interest rate will affect the amount of the annual retirement benefit.

     Directors have deferred fees under their respective DDF Agreements for periods ranging from five to ten years. At the end of the fifth or tenth year, as applicable, the director will commence receiving the annual retirement benefit in substantially equal monthly installments over the period of years equal to the deferred fee period. Since inception of the DDF Plan, directors Hertel, Price and Watts have elected to discontinue participation thereunder. Directors Hertel, Price and Watts will receive retirement benefits, if any, based upon the amounts deferred prior to termination of their participation, in installments for the periods elected prior to termination of their participation.

     If the director dies prior to or during his retirement, the director's beneficiary will receive an amount equal to the amount the director would have received if he or she had lived for the full term of the DDF Agreement. Such amount will be paid in equal installments as indicated above or in one lump sum, as determined by such beneficiary. If the director's service is terminated prior to his retirement for any reason other than death, he or she will receive the balance in the deferred compensation account plus accrued interest as described above within six months of such termination.

     The Bank has purchased single premium universal life insurance policies on the life of each participant in the DDF Plan. The premium was paid at the inception of the policy. There is also an annual mortality cost paid by the Bank which was $36,235 for 1998. In addition, the Bank recorded an expense of $8,079 for the cash surrender charges that would be assessed if the policies were canceled. The expense will be reversed when the policies have been held approximately eight to ten years. The Bank is the owner and beneficiary of such life insurance policies, which generally covers the Bank's contingent liability associated with the possible premature death of the covered individual and the cost of interest on the deferred amounts. If a participant in the DDF Plan ceases to be a director prior to retirement, the insurance policy on such participant can be transferred to other employees or directors.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Bank entered into an employment agreement on August 22, 1996, with Steven F. Hertel, Chairman, President and Chief Executive Officer of the Bank. The employment agreement is terminable at will by either Mr. Hertel or the Bank. If the agreement is terminated by the Bank, other than for cause, Mr. Hertel will be entitled to severance compensation equal to one (1) times his aggregate annual compensation during the year the termination occurs. Mr. Hertel's annual base salary, as of December 31, 1998, is $178,000 per year. Annual increases in Mr. Hertel's salary are at the discretion of the Board of Directors. Mr. Hertel receives an automobile allowance, life insurance, reimbursement of business expenses, standard health, dental and disability insurance, and golf and country club expense reimbursement. Additionally, Mr. Hertel will participate in the bonus program, ESOP, 401(k) Plan and all such benefits as the Corporation or the Bank may in the future establish for its employees and/or executive officers. In the event of a change in control of the Corporation or Bank, the employment agreement shall terminate and he shall receive a payment equal to two (2) times the average of his last five years' aggregate compensation.

     The Bank entered into employment agreements on August 22, 1996, with Steven
R. Canfield, Executive Vice President and Chief Financial Officer of the Bank and Robert J. Longatti, Executive Vice President and Chief Credit Officer of the Bank. The employment agreements are terminable at will by either the Bank or Mr. Canfield or Mr. Longatti, respectively. If their respective agreement is terminated by the Bank, other than for cause, Mr. Canfield or Mr. Longatti, respectively, will be entitled to severance compensation equal to six (6) months of their then current base salary and bonus or profit-sharing compensation, if any, for the year in which the termination occurs. Mr. Canfield and Mr. Longatti's annual base salaries, as of December 31, 1998, were $90,000 and $92,000, respectively. Annual increases in Mr. Canfield's and Mr. Longatti's salary are at the discretion of the Board of Directors or Chief Executive Officer. Mr. Canfield and Mr. Longatti receive an automobile allowance, reimbursement of business expenses, standard health, dental and disability insurance. Mr. Canfield receives reimbursement for golf and country club expense. Additionally, Mr. Canfield and Mr. Longatti will participate in the bonus program, ESOP, 401(k) Plan and all such benefits as the Corporation or the Bank may in the future establish for its employees and/or executive officers. In the event of a change in control of the Corporation or Bank and within one year following the change in control, their employment is terminated, or without their consent there is an adverse change in position, among other matters, then they shall receive a payment equal to one times the average of their last five years compensation, respectively.

     Recognizing the importance of building and retaining a competent management team, in November 1992, the Board of Directors purchased insurance policies on the lives of Steven F. Hertel, Steven R. Canfield and Robert J. Longatti, in the amounts of $470,000, $192,000 and $425,000, respectively, for the purpose of providing death, disability and retirement benefits. The policies were purchased through Bank Compensation Strategies Group and are endorsed by the California Bankers Association, American Bankers Association and numerous other state banking associations. The Bank is the owner and beneficiary, under such policies. Consistent therewith, the Bank agreed in 1993 to provide conditional deferred compensation benefits to Steven F. Hertel, Steven R. Canfield and Robert J. Longatti. The agreements with such executives are designed to provide an incentive for each executive to remain with the Bank by defining and increasing, over the executive's term of employment, the amount of the annual benefit each executive is to receive. Payments are to be made only after certain specified events have occurred, including formal retirement on or after a specified age. While certain events may cause the amounts payable to be reduced, the agreements provide for a maximum annual benefit payment of $100,000 in the case of Steven F. Hertel, and $60,000 for Steven R. Canfield and Robert J. Longatti. In each case, the annual benefit amount is to be paid in equal monthly installments over fifteen (15) years (or such shorter period, as determined by the Bank's Board of Directors in its sole and absolute discretion). In the event of the executive's death prior to the receipt of all amounts due, the Bank will pay to the executive's spouse or designated beneficiary the remaining amounts over the remaining payout period. Other events which may alter when payment of the annual benefit is to begin include: (i) "disability," as defined in the agreement, in which case the executive will begin to receive the annual benefit at the earlier of the defined retirement age or when he is no longer entitled to receive disability benefits under his principal disability insurance policy, and
(ii)
either termination of employment without cause or constructive termination following a "change in control," in which case the executive is entitled to all or a portion of the annual benefit depending upon length of service prior to termination. If, however, the executive's employment is terminated for cause, or if the executive voluntarily terminates his employment prior to an event entitling him to benefits under the agreement, all rights and benefits under the agreement are forfeited.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 26, 1999, no individual known to the Corporation owned more than five percent (5%) of the outstanding shares of ITS Common Stock except as described below.

                                 NAME AND ADDRESS OF                              AMOUNT AND NATURE OF                 PERCENT OF
  TITLE OF CLASS                   BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP                  CLASS (6)
  --------------                   ----------------                               --------------------                  ---------
Common Stock,
 No Par Value            Castle Creek Capital Partners, Fund-1 (1)                        506,000 (4)                     16.55%

Common Stock,
 No Par Value                       The Banc Funds (2)                                    182,171                          6.90%

Common Stock,
 No Par Value                     Regency Bancorp ESOP (3)                                172,333 (5)                      5.64%

(1) The address of Castle Creek Capital Partners, Fund-1 set forth in this table is 6051 El Tordo, Rancho Santa Fe, CA 92067.

(2) The address of The Banc Funds set forth in this table is 208 South LaSalle Street, Chicago, Illinois 60604.

(3) The address of Regency Bancorp ESOP set forth in this table is the principal office of the Corporation, 7060 N. Fresno Street, Fresno, CA 93720.

(4)  Includes warrants currently exercisable to purchase 46,000 shares.

(5) All shares of the Corporation ESOP are held in a trust administered by a trustee for the benefit of employee participants. The trustee votes the shares as directed by the employee participants.

(6) The percentage is calculated on the basis of the amount of outstanding shares plus shares subject to stock options or warrants exercisable within 60 days of the Record Date.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of March 26, 1999, concerning the equity ownership of directors, nominees, and executive officers named in the Summary Compensation Table and directors and executive officers of the Corporation and the Bank as a group. Unless otherwise indicated, each director and executive officer listed below possesses sole voting power and sole investment power. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. The Corporation has only one class of shares outstanding, Common Stock. There are no current arrangements known to the Corporation, that may result in a change in control of the Corporation.


                                NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                   PERCENT OF
TITLE OF CLASS                   BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP (2)                CLASS (16)
--------------                  ---------------------                ------------------------               -----------
Common Stock,                   William J. Alessini                       35,908   (3)                           1.17%
 No Par Value
Common Stock,                   Steven R. Canfield                        57,465   (4)                           1.88%
 No Par Value
Common Stock,                   Joseph L. Castanos                        52,932   (5)                           1.73%
 No Par Value
Common Stock,                   Steve D. Freeland                          7,748   (6)                            .25%
 No Par Value
Common Stock,                   Steven F. Hertel                          78,422   (7)                           2.57%
 No Par Value
Common Stock,                   Roy Jura                                  42,120   (8)                           1.38%
 No Par Value
Common Stock,                   Robert J. Longatti                        36,752   (9)                           1.20%
 No Par Value
Common Stock,                   Barbara Palmquist                         51,732  (10)                           1.69%
 No Par Value
Common Stock,                   David N. Price                            71,339  (11)                           2.33%
 No Par Value
Common Stock,                   William J. Ruh                            31,800  (12)                           1.04%
 No Par Value
Common Stock,                   Daniel R. Suchy                          116,152  (13)                           3.80%
 No Par Value
Common Stock,                   Waymon E. Watts                           67,911  (14)                           2.22%
 No Par Value
All directors and executive officers                                     650,281  (15)                           21.26%
of the Corporation as a group (12 persons)

(1) The address for beneficial owners, all of whom are incumbent directors, executive officers or director nominees of the Corporation and the Bank, is the address of the Corporation, 7060 N. Fresno Street, Fresno, CA 93720, except that the address for William J. Ruh is 6051 El Tordo, Rancho Santa Fe, CA 92067.

(2) Includes shares subject to stock options exercisable within 60 days of the Record Date.

(3) Includes 2,000 warrants currently exercisable and 2,000 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 26,441 shares owned jointly with his spouse in the Parklane Properties Profit Sharing Trust.

(4) Includes 18,593 shares as to which Mr. Canfield has voting control under the ESOP and 401(k) Plans, 21,667 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 16,475 owned jointly with his spouse.

(5) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date, 15,518 shares held in a family trust of which Mr. Castanos is joint trustee with his spouse and 14,027 shares held by Castanos Associates, a corporation for which Mr. Castanos serves as President.

(6) Mr. Freeland was the associate director for the 1998 fiscal year. Includes 1,396 shares owned jointly with his spouse and 6,352 shares as to which Mr. Freeland has voting control under the ESOP and 401(k) Plans.

(7) Includes 19,055 shares as to which Mr. Hertel has voting control under the ESOP and 401(k) Plans, 43,333 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 10,000 shares owned jointly with his spouse.

(8) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 712 shares owned jointly with his spouse.

(9) Includes 10,372 shares as to which Mr. Longatti has voting control under the ESOP and 401(k) Plans, 21,667 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 4,713 shares owned jointly with his spouse.

(10) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 28,345 shares held by a Family Trust of which Barbara Palmquist is joint trustee with her spouse.

(11) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 47,952 shares held by David N. Price Profit Sharing Plan, for which Mr. Price is the sole trustee.

(12) Includes 9,800 warrants currently exercisable and 2,000 shares which may be acquired under stock options exercisable within 60 days of the Record Date.

(13) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date, 39,804 shares held by the Daniel R. Suchy Pension Plan and Trust for which Dr. Suchy is the sole trustee, 27,322 shares held by the Daniel R. Suchy Profit Sharing Plan for which Dr. Suchy is the sole trustee, 3,150 shares held by Dr. Suchy's daughter, Melissa Ann Suchy, and 3,150 shares held by Dr. Suchy's daughter, Michelle Christine Suchy and 19,339 shares held by a joint trust for which Dr. Suchy is a co-trustee with his spouse.

(14) Includes 23,387 shares which may be acquired under stock options exercisable within 60 days of the Record Date and 44,524 shares held by the Waymon E. Watts Corporation Group Profit Sharing Plan, for which Mr. Watts is the sole trustee.

(15) Includes 242,789 shares of Common Stock subject to stock options or warrants exercisable within 60 days of the Record Date.

(16) The percentage is calculated on the basis of the amount of outstanding shares plus shares subject to stock options and/or warrants held by the named individual or group and exercisable within 60 days of the Record Date.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Except as described below, there have been no transactions, or series of similar transactions, during 1998, or any currently proposed transaction, or series of similar transactions, to which the Corporation or the Bank was or is to be a party, in which the amount involved exceeded or will exceed $60,000 and in which any director (or nominee for director) of the Corporation or the Bank, executive officer of the Corporation or the Bank, any shareholder owning of record or beneficially 5 percent or more of the Corporation's Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

     CERTAIN BUSINESS RELATIONSHIPS

     In July 1998, Regency Bancorp engaged Belle Plaine Financial LLC to act as the exclusive financial advisor to Regency Bancorp in connection with its efforts to acquire, invest in, or sell depository institutions and/or other businesses. William J. Ruh, a director of Regency Bancorp, is a Senior Vice President and Principal of Belle Plaine Financial LLC.

     INDEBTEDNESS OF MANAGEMENT

     The Corporation, through the Bank, has had, and expects in the future to have banking transactions in the ordinary course of its business with many of the Corporation's directors and officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. Management believes that such transactions comprising loans did not involve more than the normal risk of collectability or present other unfavorable features. Loans to executive officers of the Corporation and the Bank are subject to limitations as to amount and purpose prescribed in part by the Federal Reserve Act, as amended, and the regulations of the Federal Deposit Insurance Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REGENCY BANCORP


Date: April 19, 1999                 By: /s/ STEVEN F. HERTEL
      --------------                     --------------------
                                         Steven F. Hertel
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: April 19, 1999                 By: /s/ STEVEN R. CANFIELD
      --------------                     -----------------------
                                         Steven R. Canfield
                                         Executive Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)