Form 10-Q
period 1999-03-31
REGENCY BANCORP
filed 1999-05-14
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999 .

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______ to _____.


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

As of April 30, 1999, the registrant had 2,624,999 shares of Common Stock outstanding.

The Exhibit Index is located on page 36.

This report contains a total of 37 pages of which this is page one.

                                 REGENCY BANCORP

                                TABLE OF CONTENTS


                                                                                                            PAGE
PART I.             FINANCIAL INFORMATION

           Item 1.  Financial Statements  (unaudited)

                    Consolidated Balance Sheets
                    March 31,  1999,  and  December 31, 1998 . . . . . . . . . . . . . . . . . . . . .        3

                    Consolidated Statements of Operations and Comprehensive Income/(Loss) Three
                    Months Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . .        4

                    Consolidated Statements of Shareholders' Equity
                    Three  Months  Ended March 31, 1999 and 1998.  . . . . . . . . . . . . . . . . . .        5

                    Consolidated Statements of Cash Flows
                    Three  Months  Ended March 31, 1999 and 1998.  . . . . . . . . . . . . . . . . . .        6

                    Notes to Consolidated  Financial  Statements . . . . . . . . . . . . . . . . . . .        7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .       10

PART II.            OTHER INFORMATION

           Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

           Item 2.  Changes in  Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

           Item 3.  Defaults Upon Senior  Securities . . . . . . . . . . . . . . . . . . . . . . . . .       31

           Item 4.  Submission of Matters to a Vote of Security  Holders . . . . . . . . . . . . . . .       31

           Item 5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

           Item 6.  Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .       31

                        REGENCY BANCORP AND SUBSIDIARIES
PART I   ITEM 1.              FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(IN THOUSANDS, EXCEPT SHARE DATA)                                   MARCH 31, 1999    DECEMBER 31, 1998
---------------------------------                                   --------------    -----------------
ASSETS
Cash and due from banks                                                $  11,959          $  20,220
Federal funds sold                                                          --                5,000
                                                                       ---------          ---------
Total Cash and Equivalents                                                11,959             25,220
                                                                       ---------          ---------
Interest bearing deposits in other banks                                     870                869
Securities available-for-sale                                             50,626             46,990
Non-marketable equity securities (FRB & FHLB stock)                        1,345              1,170
                                                                       ---------          ---------
Loans                                                                    157,085            151,151
Allowance for credit losses                                               (2,653)            (2,631)
Deferred loan fees & discounts                                              (904)              (932)
                                                                       ---------          ---------
Net Loans                                                                153,528            147,588
                                                                       ---------          ---------
Other real estate owned                                                      347                684
Cash surrender value of life insurance                                     3,222              3,186
Premises and equipment, net                                                1,414              1,500
Accrued interest receivable and other assets                               4,744              4,760
                                                                       ---------          ---------
Total Assets                                                             228,055            231,967
                                                                       ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing transaction accounts                                  47,456             54,236
Interest bearing transaction accounts                                     56,638             54,878
Savings accounts                                                          37,383             46,464
Time deposits $100,000 or over                                            37,783             33,377
Other time deposits                                                       17,436             17,682
                                                                       ---------          ---------
Total  deposits                                                          196,696            206,637
                                                                       ---------          ---------
Short term borrowings                                                      5,000               --
Notes payable and capital lease obligations                                  558                547
Other liabilities                                                          2,707              2,334
                                                                       ---------          ---------
Total Liabilities                                                        204,961            209,518
                                                                       ---------          ---------
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued or outstanding                                             --                 --
Common stock, no par value; 5,000,000
  shares authorized, 2,624,999 and 2,624,374
  shares issued and outstanding in 1999 and 1998, respectively            15,235             15,229
Retained earnings                                                          7,849              7,000
Accumulated other comprehensive income
  Net unrealized gain on available-for-sale securities,
   net of  taxes of $6 in 1999 and $159 in 1998                               10                220
                                                                       ---------          ---------
Total  Shareholders' Equity                                               23,094             22,449
Total Liabilities and Shareholders' Equity                             $ 228,055          $ 231,967
                                                                       ---------          ---------


See notes to consolidated financial statements

                REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


 FOR THE THREE MONTHS ENDED MARCH 31,                          1999             1998
 ------------------------------------                          ----             ----
INTEREST INCOME:
  Interest and fees on loans                                  $ 3,976         $ 3,543
  Interest on investment securities:
    Taxable                                                       596             476
    Nontaxable                                                    141              71
                                                              -------         -------
 Total interest on investment securities                          737             547
  Other                                                            24              34
                                                              -------         -------
           Total interest income                                4,737           4,124
INTEREST EXPENSE:
  Interest on deposits                                          1,292           1,243
  Interest on borrowings                                          123              40
                                                              -------         -------
          Total interest expense                               1,415           1,283
                                                              -------         -------
Net interest income                                             3,322           2,841
Provision for credit losses                                        75             125
                                                              -------         -------
Net interest income after provision for credit losses           3,247           2,716
                                                              -------         -------
NONINTEREST INCOME:
  Gain on sale of loans                                            70              15
  Depositor service charges                                       141             112
  Income from investment management services                      241             216
  Gain (loss) on sale of investment securities                      3               5
  Gain on sale of premises & equipment                              1            --
  Servicing fees on loans sold                                     33              69
  Other                                                            84              70
                                                              -------         -------
           Total noninterest income                               573             487
                                                              -------         -------
NONINTEREST EXPENSES:
  Salaries and related benefits                                 1,307           1,196
  Occupancy                                                       355             360
  FDIC insurance and regulatory assessments                        11             113
  Marketing                                                        93             126
  Professional services                                           125             172
  Directors' fees and expenses                                     58              53
  Supplies, telephone and postage                                  82              81
  (Income) loss  from investments in real estate                 --                (7)
  Other                                                           139             210
                                                              -------         -------
           Total noninterest expenses                           2,170           2,304
                                                              -------         -------
Income before income tax expense                                1,650             899
Income tax expense                                                539             380
                                                              -------         -------
Net income                                                    $ 1,111         $   519
Earnings per common share
Basic                                                         $  0.42         $  0.20
Diluted                                                       $  0.39         $  0.19
Shares on which earnings per common share were based
Basic                                                           2,624           2,621
Diluted                                                         2,833           2,784
                                                              -------         -------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)


                                                                1999                    1998
                                                       -------------------      --------------------
                                                       SHARE-      COMPRE-      SHARE-       COMPRE-
                                                       HOLDERS'    HENSIVE      HOLDERS'     HENSIVE
                                                       EQUITY      INCOME       EQUITY       INCOME
                                                       ------      ------       ------       ------
COMMON STOCK - SHARES
 Balance, beginning of period                            2,624                    2,621
 Issuance of common stock under
   stock option plan                                         1                        2
                                                      --------                  -------
 Balance, end of period                                  2,625                    2,623
                                                      --------                  -------
                                                      --------                  -------

 COMMON STOCK
 Balance, beginning of period                         $ 15,229                 $ 15,203
 Issuance of common stock under
   stock option plan (Note 9)                                6                       15
                                                      --------                 --------
 Balance, end of period                                 15,235                   15,218
                                                      --------                 --------

 RETAINED EARNINGS
 Balance, beginning of period                            7,000                    3,327
 Net income                                              1,111     $  1,111         519     $    519
 Common stock dividends                                   (262)                      --
                                                      --------                 --------
 Balance, end of period                                  7,849                    3,846
                                                      --------                 --------

 CUMULATIVE OTHER COMPREHENSIVE INCOME
 Balance, beginning of period                              220                      204
 Unrealized gain (loss) on investment securities
   arising during the period, net of
   tax benefit (expense) of $136 and $(3)                 (207)        (207)          5            5
 Reclassification adjustment for (gain) loss on
sale
   of securities included in net income, net
   of tax (expense) benefit of $(2) and $0                  (3)          (3)         --           --
                                                      --------                  --------
 Balance, end of period                                     10                       209
                                                      --------     --------     --------    ---------
 COMPREHENSIVE INCOME                                              $    901                 $    524
                                                                   --------                 ---------
                                                                   --------                 ---------

 Total shareholders' equity                           $ 23,094                 $ 19,273
                                                      --------                 --------
                                                      --------                 --------

 See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


(IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,                1999        1998
                                                                 --------    --------
OPERATING ACTIVITIES:
Net income                                                       $  1,111    $    519
Adjustments:
Provision for credit losses                                            75         125
Provision  for  OREO losses                                          --            22
Depreciation and amortization                                          95         132
Deferred income taxes                                                (425)        200
(Decrease) increase in interest receivable and other assets           594        (326)
Increase in cash surrender value of life insurance                    (36)        (35)
Decrease in real estate held-for-sale                                --         2,540
Increase (decrease) in other liabilities                              384        (135)
Gain on sale of securities                                             (3)         (5)
Gain on sale of loans held-for-sale                                   (70)        (15)
Proceeds from sale of loans held-for-sale                           4,840       4,237
Additions to loans held-for-sale                                   (6,972)     (5,237)
                                                                 --------    --------
Net cash (used in) provided by operating activities                  (407)      2,022
                                                                 --------    --------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                          (9,626)     (5,821)
Proceeds from sales of available-for-sale securities                1,797           5
Proceeds from maturities of available-for-sale securities           3,830       8,406
Purchases of nonmarketable equity securities                         (175)       --
Net increase in loans                                              (3,860)     (5,444)
Net increase in other short-term investments                           (2)       (156)
Proceeds from sale of OREO                                            385           4
Purchases of premises and equipment                                    (6)        (63)
                                                                 --------    --------
Net cash used in investing activities                              (7,657)     (3,069)
                                                                 --------    --------
FINANCING ACTIVITIES:
Net increase in time deposits                                       4,160       1,644
Net decrease in other deposits                                    (14,101)     (8,162)
Net increase in short-term borrowings                               5,000        --
Proceeds from issuance of common stock under stock option plan          6          15
Cash dividends paid                                                  (262)       --
                                                                 --------    --------
Net cash used in financing activities                              (5,197)     (6,503)
                                                                 --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (13,261)     (7,550)
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   25,220      19,893
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                      $ 11,959    $ 12,343
                                                                 --------    --------
CASH PAID DURING THE PERIOD:
Interest                                                         $  1,418    $  1,566
Income taxes                                                          125        --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned                           48        --
                                                                 --------    --------

See notes to consolidated financial statements

                        REGENCY BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Regency Bancorp and its wholly owned subsidiaries (the "Company"). Regency Bancorp is a California corporation organized to act as the holding company for Regency Bank (the "Bank") and Regency Investment Advisors, Inc. ("RIA"). RIA provides investment management and consulting services. The Bank has one wholly-owned subsidiary, Regency Service Corporation ("RSC"), a California corporation, that has engaged in the business of real estate development primarily in the Fresno/Clovis area. All significant intercompany balances and transactions have been eliminated in consolidation.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1998. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal, recurring nature) necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE 2. - INVESTMENT SECURITIES

         The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. An independent custodian holds investment securities in safekeeping. The provisions of SFAS No. 115 require, among other things, that certain investments in debt and equity securities be classified under three categories: securities held-to-maturity; trading securities; and securities available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost; securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in operations; and securities classified as available-for-sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1998, the Bank held $46.9 million in securities classified as available for sale. During the period between December 31, 1998 and March 31, 1999, the Company recorded a net decrease in the value of its available-for-sale portfolio of $210,000 net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity. The Company had no securities classified as held-to-maturity or as trading securities at March 31, 1999 or December 31, 1998, respectively.

The following table reflects the amortized cost and approximate fair value of securities available-for-sale as of March 31, 1999 and December 31, 1998, respectively.


AVAILABLE-FOR-SALE SECURITES:       MARCH 31, 1999            DECEMBER 31, 1998
-----------------------------       ---------------------     ----------------------
                                    AMORTIZED         FAIR    AMORTIZED         FAIR
(In thousands)                           COST        VALUE         COST        VALUE
                                      -------      -------      -------      -------
U.S. Treasuries                       $ 1,002      $ 1,005      $ 1,003      $ 1,008
U.S. Government agencies               19,206       19,017       16,434       16,468
Mortgage-backed securities             17,262       17,235       17,761       17,779
State and political subdivisions       13,135       13,364       11,166       11,488
Equity securities                           5            5          247          247
                                      -------      -------      -------      -------
Total                                 $50,610      $50,626      $46,611      $46,990
                                      -------      -------      -------      -------


         In addition to the available-for-sale securities listed above, the Company held $1,345,000 in nonmarketable equity securities at March 31, 1999. These securities are made up of Federal Reserve Bank and Federal Home Loan Bank stock, which is not traded on a recognized exchange. In order to maintain membership in these banks an equity investment is required. The Company can resell its investment to either the Federal Reserve or the Federal Home Loan Bank should it choose to relinquish membership. At March 31, 1999, no impairment reserve was deemed necessary. The Company held nonmarketable equity securities of $1,170,000 at December 31, 1998.

NOTE 3. -  LOANS

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding, as well as, a percentage of total loans. Further discussion of the Company's loan portfolio can be found in "Item No. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet Analysis".


LOANS                               MARCH 31, 1999                  DECEMBER 31, 1998
-----                               -------------------------       -----------------------
                                                     PERCENT                       PERCENT
                                                     OF TOTAL                      OF TOTAL
(In thousands)                       AMOUNT           LOANS         AMOUNT          LOANS
--------------                       ------           -----         ------          -----

Commercial                         $  103,436          65.8%      $   99,341          65.7%
Real estate:
  Mortgage                             16,292          10.4%          16,682          11.0%
  Construction                         27,614          17.6%          25,192          16.7%
Consumer and other                      9,743           6.2%           9,936           6.6%
                                   ----------         -----       ----------         -----
Subtotal                           $  157,085         100.0%      $  151,151         100.0%
                                   ----------         -----       ----------         -----
Less:
  Unearned discount                       391                            440
  Deferred loan fees                      513                            492
  Allowance for credit losses           2,653                          2,631
                                   ----------                     ----------
Total loans, net                   $  153,528                     $  147,588
                                   ----------                     ----------


NOTE 4. - EARNINGS PER SHARE

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

         The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation for the three months ended March 31, 1999, and 1998:


EARNINGS PER SHARE
(IN THOUSANDS EXCEPT PER SHARE DATA)             1999        1998
------------------------------------             ----        ----
Basic EPS Computation:
  Net income                                    $1,111      $  519

  Average common shares outstanding              2,624       2,621
                                                ------      ------
Basic EPS                                       $ 0.42      $ 0.20
                                                ------      ------
Diluted EPS Computation:
  Net income                                    $1,111      $  519

  Average common shares outstanding              2,624       2,621
  Stock options                                    155         127
  Warrants                                          54          36
                                                ------      ------
  Total average diluted shares outstanding       2,833       2,784
                                                ------      ------
Diluted EPS                                     $ 0.39      $ 0.19
                                                ------      ------



Options to purchase 0 and 48,500 shares of common stock at various prices per share were outstanding at March 31, 1999 and 1998, respectively, but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the periods then ended.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

         OVERVIEW

         The Company's first quarter, ended March 31, 1999, was marked by continued excellent performance as the Company recorded its third consecutive quarter with earnings in excess of $1 million. Consolidated net income for the three months ended March 31, 1999, was $1.1 million, a 114 percent increase when compared to earnings of $519,000 for the period ended March 31, 1998. The substantial improvement in earnings for the first quarter of 1999 was a direct result of the Company's continued growth, its ability to maintain a high interest margin and lower noninterest expense. During the first quarter of 1999, interest income increased by $613,000 while interest expense increased by only $132,000 when compared to the first quarter of 1998. Additionally, the Company was able to reduce noninterest expense by $134,000 or 5.9 percent. The improved net interest margin combined with the reduction in noninterest expense improved the Company's efficiency ratio to 55.7 percent during the first quarter of 1999 from 69.2 percent during 1998's first quarter. Basic earnings per share increased to $0.42 compared to $0.20 for the quarters ended March 31, 1999 and 1998, respectively. The Company paid a cash dividend of $.10 per share in the first quarter of 1999 while no dividend was paid in the first quarter of 1998.

         At March 31, 1999, the Company's loan portfolio reached a record $157.1 million, an increase of $21.1 million or 15.5 percent since March 31, 1998, and an increase of $5.9 million since December 31, 1998. Total assets at March 31, 1999 were $228.1 million an increase of 18.7 percent or $36.0 million, from $192.1 million at March 31, 1998, however, assets were down $3.9 million from December 31, 1998 as a result of a seasonal decline in deposits. Total deposits were $196.7 million at March 31, 1999 up $26.9 million or 15.8 percent from March 31, 1998 but down $9.9 million from December 31, 1998. While loan growth has been substantial, nonperforming loans to total loans declined to .66 percent at March 31, 1999, from 1.52 percent at March 31, 1998.

         The Company's return on average assets was 1.99 percent for the first three months of 1999 compared to 1.11 percent for the first three months of 1998. Return on average common equity for the first quarter of 1999 was 19.7 percent compared to 11.1 percent for the same period in 1998.

         RIA continued to increase assets under management. At March 31, 1999, RIA's assets under management had increased to $107.5 million from $96.2 million at March 31, 1998.

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



CONSOLIDATED AVERAGE BALANCE SHEETS, NET
INTEREST INCOME AND INTEREST RATES
FOR THE THREE MONTHS ENDED MARCH 31,                                  1999                                1998
                                                      ----------------------------------   -------------------------------
                                                       AVERAGE       YIELD/                 AVERAGE      YIELD/
(In thousands, except for percentages)                 BALANCE        RATE      INTEREST    BALANCE       RATE    INTEREST
--------------------------------------                 -------        ----      --------    -------       ----    --------
ASSETS:
Interest-earning assets:
     Loans (1)                                        $ 153,610      10.50%   $   3,976    $ 130,883     10.98%   $   3,543
     Investment securities (2)                           51,422       5.81%         737       35,582      6.24%         547
     Federal funds sold and other                         1,880       5.18%          24        2,674      5.11%          34
                                                        -------       ----        -----      -------      ----        -----
         Total interest-earning assets                  206,912       9.28%       4,737      169,139      9.89%       4,124
                                                        -------       ----        -----      -------      ----        -----

Noninterest-earning assets:
     Allowance for credit losses                         (2,656)                              (2,284)
     Cash and due from banks                             13,102                               10,876
     Real estate investments                               --                                  2,770
     OREO                                                   542                                  503
     Premises and equipment, net                          1,468                                1,749
     Cash surrender value of life insurance               3,201                                3,050
     Accrued interest receivable and other assets         4,205                                4,862
                                                      ---------                            ---------
         Total average assets                         $ 226,774                            $ 190,665
                                                      ---------                            ---------

LIABILITIES and SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                                53,400       2.11%         278       47,333      2.35%         275
     Savings accounts                                    39,826       3.51%         345       36,589      4.07%         367
     Certificates of deposit                             53,758       5.05%         669       45,375      5.37%         601
     Federal funds purchased and other                    8,823       5.66%         123        1,831      8.86%          40
                                                        -------       ----        -----      -------      ----        -----
         Total interest-bearing liabilities:            155,807       3.68%       1,415      131,128      3.98%       1,283
                                                        -------       ----        -----      -------      ----        -----

Noninterest-bearing liabilities:
     Transaction accounts                                45,835                               38,342
     Other liabilities                                    2,238                                2,164
                                                      ---------                            ---------
         Total liabilities                              203,880                              171,634
                                                      ---------                            ---------
Shareholders' equity:
     Common stock                                        15,230                               15,183
     Retained earnings                                    7,482                                3,595
     Unrealized gain/loss on investment securities          182                                  253
                                                      ---------                            ---------
         Total shareholders' equity                      22,894                               19,031
                                                      ---------                            ---------
         Total average liabilities and
           shareholders' equity                       $ 226,774                            $ 190,665
                                                      ---------                            ---------

 Net interest income                                                          $   3,322                           $   2,841
                                                                              ---------                           ---------
Interest income as a percentage
     of average interest-earning assets                               9.28%                               9.89%
Interest expense as a percentage
     of average interest-earning assets                              -2.77%                              -3.08%
                                                                      ----                                ----
Net interest margin                                                   6.51%                               6.81%
                                                                      ----                                ----
                                                                      ----                                ----


(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $337,000 and $278,000 for the quarters ended March 31, 1999 and 1998, respectively.
(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis.

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


         VOLUME/RATE ANALYSIS


(In thousands)
For the three months ended March 31, 1999 and 1998    Volume (1)   Rate (1)     Total
--------------------------------------------------    ----------   --------     -----
Net Interest Earnings Variance Analysis:
Increase (decrease) in interest income:
Loans                                                   $ 579       $(146)      $ 433
Investment securities (2)                                 224         (34)        190
Federal funds sold and other                              (10)       --           (10)
                                                        -----       -----       -----
Total                                                     793        (180)        613
                                                        -----       -----       -----
Increase (decrease) in interest expense:
Transaction accounts                                       16         (13)          3
Savings accounts                                           41         (63)        (22)
Certificates ofdeposit                                    101         (33)         68
Federal funds purchased and other                          92          (9)         83
                                                        -----       -----       -----
Total                                                     250        (118)        132
                                                        -----       -----       -----
Increase (decrease) in net interest income              $ 543       $ (62)      $ 481
                                                        -----       -----       -----
                                                        -----       -----       -----


(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.
(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.


         Total interest income increased $613,000 or 14.8 percent in the first quarter of 1999 to $4.7 million as compared to $4.1 million for the first quarter of 1998. Interest expense in the first quarter of 1999 increased $132,000 or 10.3 percent to $1.4 million from $1.3 million in 1998. One of the primary reasons for the Company's increased profitability in the first quarter of 1999 was the increase in net interest income. Net interest income for the first quarter of 1999 increased by $481,000 or 16.9 percent. The Company's net interest margin was 6.51 percent in the first quarter of 1999 as compared to
6.81 percent for the first quarter of 1998.

         Average interest-earning assets increased by $37.8 million in the first quarter of 1999 to $206.9 million compared to $169.1 million in the first quarter of 1998. For the period between March 31, 1999 and March 31, 1998 growth in average interest-earning assets was paced by growth in average loans of 17.2 percent, and growth in average investments of 44.5 percent. Average interest bearing liabilities grew by 18.8 percent between March 31, 1999 and March 31, 1998 with the majority of growth occurring in the Bank's time deposits which experienced an increase of $8.3 million or 18.47 percent.

         NONINTEREST INCOME

         The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations, servicing of loans, sale of loans and depositor service charges), as well as from its subsidiary RIA.


(IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,          1999          1998
---------------------------------------------------          ----          ----
Noninterest Income:
Gain on sale of loans                                        $ 70          $ 15
Depositor service charges                                     141           112
Income from investment management services                    241           216
Gain on sale of securities                                      3             5
Gain on sale of assets                                          1             -
Servicing fees on loans sold                                   33            69
Other                                                          84            70
                                                             ----          ----
Total Noninterest Income                                     $573          $487
                                                             ----          ----



         Noninterest income during the first quarter of 1999 was $573,000 compared to $487,000 for the same period during 1998, an increase of $86,000 or
17.7 percent. The increase is primarily attributable to a $55,000 increase in income from the sale of loans resulting from increased single family mortgage loan production, an increase in depositor service charges of $29,000 resulting from a larger depositor base, and, an increase in income from investment management services of $25,000 as a result of increased assets under management.

         Income from investment management services is generated from the Company's subsidiary, RIA. Revenue from RIA is primarily a result of fees generated from assets under management. At March 31, 1999, RIA's assets under management were $107.5 million, an 11.8 percent increase from assets under management of $96.2 million at March 31, 1998. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company. Revenue from RIA's operations increased $25,000 or 11.7 percent in the first quarter of 1999 to $241,000 from $216,000 in the first quarter of 1998. On a stand alone basis, RIA provided the Company with pre-tax net income of $35,000 and $32,000 for the quarters ended March 31, 1999 and 1998, respectively.

During the first quarter, servicing fees on loans sold declined by $36,000, primarily as a result of a smaller servicing portfolio of SBA loans sold.

         NONINTEREST EXPENSE

         Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:


(IN THOUSANDS) FOR THE THREE MONTHS ENDED MARCH 31,                       1999                 1998
---------------------------------------------------                       ----                 ----
Noninterest Expense:
Salaries and related benefits                                           $1,307              $ 1,196
Occupancy                                                                  355                  360
FDIC insurance and regulatory assessments                                   11                  113
Marketing                                                                   93                  126
Professional services                                                      125                  172
Director's fees and expenses                                                58                   53
Supplies, telephone and postage                                             82                   81
(Income)/loss from investments in real estate partnerships                   -                  (7)
Other                                                                      139                  210
                                                                        ------              -------
Total Noninterest Expense                                               $2,170              $ 2,304
                                                                        ------              -------



         Noninterest expense decreased by $134,000 or 5.8 percent to $2.2 million for the three months ended March 31, 1999, compared to $2.3 million during the same period ended March 31, 1998. Categories reflecting a reduction in noninterest expense for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998 included: FDIC insurance and regulatory assessments declining $102,000 as a result of an improved deposit insurance regulatory rating in 1999; professional services declining $47,000 as a result of lower legal and accounting expense; marketing declining $33,000 as a result a of a general reduction in advertising expense; and other operating expense declining $71,000 as a result of OREO expense incurred in 1998 with no corresponding expense incurred in 1999.

         Noninterest expense categories reflecting an increase in 1999 included: salaries and related benefits up $111,000 due primarily to an increase in overall compensation paid, as well as an increase in full time equivalent employees; and director's fees and expenses up $3,000 primarily as a result of interest expense on deferred director's fee balances.

         BALANCE SHEET ANALYSIS

         Total assets at March 31, 1999 were $228.1 million an increase of $36.0 million or 18.7 percent from $192.1 million at March 31, 1998 and a decline of $3.9 million from assets of $232.0 million at December 31, 1998. The slight decline in total assets since December 31, 1998 is a result of a seasonal decline in deposits and is similar to first quarter declines in prior years.

         For the quarter ended March 31, 1999, total loans increased $5.9 million or 3.9 percent to $157.1 million from $151.2 million at December 31, 1998, primarily as a result of growth in the Commercial loan portfolio which includes SBA and B&I loans. Investment securities, including non-marketable equity securities, increased 7.9 percent to $52.0 million at March 31, 1999, from $48.2 million at year-end 1998. For the quarter ended March 31, 1999, the Company's ratio of average earning assets to average total assets was 91.2 percent, compared to
88.7 percent for the comparable period in 1998.

         Deposits declined during 1999's first quarter by $9.9 million or 5.0 percent to $196.7 million from $206.6 million at year end 1998. The decline in deposits is typical for the Bank during the first quarter and is comparable to similar declines in deposits experienced in prior years. Shareholders' equity increased to $23.1 million at March 31, 1999 from $22.4 million at December 31, 1998 primarily as a result of an increase in retained earnings.

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

         Commercial loans, including SBA and B&I loans, comprised approximately
65.8 percent of the Company's loan portfolio at March 31, 1999, compared to 65.7 percent at December 31, 1998, and 58.3 percent of the Company's loan portfolio at March 31, 1998. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business with no material industry concentrations. Most of these loans have floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

         Real estate construction lending comprised 17.6 percent of the Company's loan portfolio at March 31, 1999, compared to 16.7 percent of the Company's loan portfolio at December 31, 1998, and 19.6 percent at March 31, 1998. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property, which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property as well as cost overruns or delays in the sale or completion of a property.

         Real estate mortgage loans comprised 10.4 percent of the loan portfolio at March 31, 1999, compared to 11.0 percent at December 31, 1998, and 13.0 percent of the loan portfolio at March 31, 1998. Real estate mortgage loans are made up of non-residential properties and single-family, residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

         Consumer loans represented the remainder of the loan portfolio at March 31, 1999, comprising 6.2 percent of the loan portfolio compared to 6.6 percent of total loans at December 31, 1998 and 7.1 percent at March 31, 1998. This category includes traditional consumer loans, home equity lines of credit, and Visa card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa cards are unsecured.

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

         At March 31, 1999, nonaccrual loans totaled $1.0 million or .66 percent of total loans, compared to $1.2 million or .79 percent at December 31, 1998, and $2.1 million or 1.52 percent at March 31, 1998. Of the nonaccrual loans at March 31, 1999, $806,000 represented the portion of SBA loans that are guaranteed by the SBA. At December 31, 1998, $831,000 of total nonaccrual loans represented the portion of SBA loans guaranteed by the SBA.

         In addition to the decline in nonaccrual loans, other real estate owned declined by $337,000 to $347,000 at March 31, 1999, form $684,000 at December 31, 1998 and $477,000 at March 31, 1998.

         The gross interest income that would have been recorded for loans placed on nonaccrual status was $110,000 and $276,000 for the quarters ended March 31, 1999 and 1998, respectively.

         The following table presents information concerning the nonperforming assets for the periods ending March 31, 1999 and December 31, 1998, respectively.


(In thousands, except percentages)                March 31, 1999  December 31, 1998
----------------------------------                --------------  -----------------
Nonperforming Assets:
Nonperforming loans                                 $   1,040        $   1,197
Other real estate owned                                   347              684
                                                    ---------        ---------
Total nonperforming assets                              1,387            1,881
                                                    ---------        ---------
Accruing loans 90 days past due                             9               16
                                                    ---------        ---------

Total loans before allowance for credit losses        157,085          151,151
Total assets                                          228,055          231,967
Allowance for credit losses                         $  (2,653)       $  (2,631)
                                                    ---------        ---------

Ratios:
Nonperforming loans to total loans                       0.66%            0.79%
Nonperforming assets to:
   Total loans                                           0.88%            1.24%
   Total loans and OREO                                  0.88%            1.24%
   Total assets                                          0.61%            0.81%
Allowance for credit losses to total
     nonperforming assets                              191.28%          139.87%
Allowance for credit losses to loans                     1.69%            1.74%
                                                    ---------        ---------

         At March 31, 1999 and December 31, 1998, the Company's recorded investment in loans for which an impairment has been recognized totaled $11,000 and $1,519,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At March 31, 1999, the SFAS No. 114 allowance for credit losses related to impaired loans was $11,000. The Company uses the cash basis method of income recognition for impaired loans. For the three months ended March 31, 1999 and 1998, the Company did not recognize any income on such loans.

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

         The allowance for credit losses totaled $2.653 million or 1.69 percent of total loans at March 31, 1999, compared to $2.631 million or 1.74 percent at December 31, 1998. The increase is the result of additional provision for credit losses of $75,000 in the first quarter of 1999 along with net charge-offs or $53,000. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1998, and March 31, 1999.


(In thousands)

Balance, December 31, 1998        $ 2,631
                                  -------
Provision charged to expense           75
Loans charged off                     (61)
Recoveries                              8
                                  -------
Balance, March 31, 1999           $ 2,653
                                  -------
                                  -------



         DEPOSITS AND SHORT TERM BORROWINGS

         Deposits represent the Bank's primary source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Bank normally experiences a seasonal decline in deposits in the first quarter of each year. In order to assist in meeting its funding needs the Bank maintains a Fed Funds line with a correspondent bank in the amount of $5.0 million. During 1998, the Bank was accepted as a member of the Federal Home Loan Bank of San Francisco (the " FHLB"). At March 31, 1999, the Bank held stock in the FHLB which would allow the Bank to borrow up to $14.4 million using various loans or securities as collateral. In addition to these borrowing methods, the Bank from time to time uses its investment portfolio to raise funds through repurchase agreements. The Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of March 31, 1999, the Bank held no institutional brokered time deposits.

         The following table presents the composition of the deposit mix for the period ending March 31, 1999 and December 31, 1998, respectively.


(In thousands, except percentages)   MARCH 31, 1999             DECEMBER 31, 1998
----------------------------------   ------------------------   -----------------------
                                                 Percent of                Percent of
                                       Amount  Total Deposits   Amount   Total Deposits
                                       ------  --------------   ------   --------------
Noninterest bearing deposits         $ 47,456          24.1%   $ 54,236          26.2%
Interest bearing deposits:
  NOW and money market accounts        56,638          28.8%     54,878          26.6%
  Savings accounts                     37,383          19.0%     46,464          22.5%
  Time deposits:
      Under $100,000                   17,436           8.9%     17,682           8.6%
      $100,000 and over                37,783          19.2%     33,377          16.2%
                                     --------         -----    --------         -----
Total interest bearing deposits       149,240          75.9%    152,401          73.8%
                                     --------         -----    --------         -----
Total deposits                       $196,696         100.0%   $206,637         100.0%
                                     --------         -----    --------         -----
                                     --------         -----    --------         -----


         CAPITAL RESOURCES

         The Company and Bank are subject to various minimum capital requirements as defined by regulation. The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $3.8 million or 19.8 percent from the previous quarter-end and increased $645,000 million or 3 percent percent from December 31, 1998. The ratio of total risk-based capital to risk-adjusted assets was 16.38 percent at March 31, 1999, compared to 14.31 percent at March 31, 1998. Tier 1 risk-based capital to risk-adjusted assets was 15.12 percent at March 31, 1999, compared to 13.06 percent at March 31, 1998.

         The Board of Governors of the Federal Reserve System and other federal banking agencies have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8 percent of its assets and commitments to extend credit, weighted by risk, of which at least 4 percent, must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than other permit maintenance of capital at less than the 8 percent ratio.

         The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholder's equity and qualifying perpetual preferred stock less intangible assets and certain other adjustments. However, no more than 25 percent of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for credit losses. Effective October 1, 1998, the Board of Governors and other federal bank regulatory agencies approved including in Tier 2 capital up to 45 percent of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk.

         The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The old rule established a 3 percent minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1 percent to 2 percent higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3 percent (Tier 1 capital to total assets) for the highest rated bank holding companies and banks or those that have implemented the risk-based capital market risk measure. All other bank holding companies and banks must maintain a minimum Tier 1 leverage ratio of 4 percent or higher leverage capital ratios are required for bank holding companies and banks that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

         On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Board of Governors and other federal banking agencies adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater and a leverage ratio of 5 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8 percent or greater, a Tier 1 risk-based capital ratio of 4 percent or greater and a leverage ratio of 4 percent or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8 percent , a Tier 1 risk-based capital ratio of less than 4 percent , or a leverage ratio of less than 4 percent ; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6 percent , a Tier 1 risk-based capital ratio of less than 3 percent , or a leverage ratio of less than 3 percent ; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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


         The following tables reflect the Company's and Bank's capital amounts, ratios and applicable regulatory capital requirements as of March 31, 1999.


As of March 31, 1999                                                                                  To be well
(In thousands except percentages)                                                                 capitalized under
                                                                              For capital         prompt corrective
                                                         Actual            adequacy purposes:     action provisions:
                                                    ----------------       ------------------     ------------------
                                                    Amount     Ratio       Amount       Ratio     Amount      Ratio
                                                    ------     -----       ------       -----     ------      -----
Total capital (to risk weighted assets):
Consolidated                                        22,944     16.38%       11,208      8.00%          N/A
Regency Bank                                        20,286     14.48%       11,208      8.00%     14,012      10.00%

Tier 1 capital (to risk weighted assets):
Consolidated                                        21,182     15.12%        5,604      4.00%          N/A
Regency Bank                                        18,523     13.22%        5,605      4.00%      8,407       6.00%

Tier 1 capital (to average assets):
Consolidated                                        21,182      9.42%        8,996      4.00%          N/A
Regency Bank                                        18,523      8.25%        8,980      4.00%     11,225       5.00%
                                                    ------      ----         -----      ----      ------       ----




         The risk-based capital ratios increased in 1999 as the increase in equity outpaced the growth in total assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."

         INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the three-month period ended March 31, 1999 was not significant to the Company's financial position or results of operations.

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

         Renovation Phase - The FFIEC guideline date for institutions to substantially complete program changes and system upgrades for mission critical systems was December 31, 1998. By that date, the Company had completed repairs, upgrades, or replacements of all hardware and software components with the exception of one software program supplied by a third party to

RIA, the company's investment advisory subsidiary. The Company expects this one remaining system to be Year 2000 ready in June of 1999 upon receipt and installation of its scheduled software release. In addition to mission critical systems and applications, the Company completed redemption of all non-mission critical systems prior to December 31, 1998.

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

         Costs to Address Year 2000 Issues - The majority of costs associated with the Company's Year 2000 preparedness efforts have been associated with the use of existing staff to prepare, test and confirm the components of the plan. In some cases, third parties have been used to assist with planning and testing and certain new software and hardware products have been procured. The majority of these costs would have been incurred in the normal course of business as the Company regularly upgrades its various systems in an effort to more efficiently and effectively serve its clientele and conduct its operations. The Company incurred costs of approximately $15,000 in the quarter ended March 31, 1999, related to the use of third party consultants and other extraordinary Year 2000 expenses. The Company expects to expend approximately $60,000 during the remainder of 1999 on Year 2000 related issues. The costs incurred during the first quarter did not have a material effect on the Company's net income, and the Company does not expect the costs that will be incurred during the remainder of 1999 to have a material impact on the Company's net income for the year.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MARKET RISK

         The financial services industry in general and the banking industry specifically encompass various forms and degrees of risk. As the primary source of business, the intermediation of funds presents various degrees and types of risk, which can be managed and controlled, but never completely eliminated. Management of the Company and its' Board of Directors have established a framework of policies and procedures to manage risk by identifying, measuring, monitoring, and controlling the risks involved in the various products and lines of business of the Company.

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

         Foreign exchange risk a.k.a. transfer risk is the risk to earnings or capital arising from movement of foreign exchange rates. It arises from accrual accounts denominated in foreign currency, including loans, deposits, and equity investments (i.e., cross-border investing). Under GAAP foreign-denominated accounts are periodically revalued into U.S. dollar terms. This periodic revaluation may reveal changes in the value of the investment related to the relative value of the local currency versus the U.S. dollar. The Company does not engage in foreign exchange trading or cross-border investing and has no foreign exchange exposure as of March 31, 1999.

         Liquidity risk is the risk to earnings or capital resulting from a bank's inability to meet its obligations when they come due, without incurring unacceptable losses, and includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from a failure to recognize or address changes in market conditions that affect a bank's ability to liquidate assets quickly and with minimal loss in value. The Company manages liquidity risk through the Bank's asset/liability and liquidity policies.

         ASSET AND LIABILITY MANAGEMENT

         The Company's asset/liability management policy is designed to ensure that the Bank is managed to provide adequate liquidity, maintain adequate capital, and provide a satisfactory and consistent level of profits, within suitable interest rate risk constraints. Generally, asset-liability ("A/L") management is a comprehensive integrated process for overall financial management. The major purpose of A/L management is to ensure that the Bank's primary financial objectives; profitability, capital adequacy, risk tolerance, and liquidity are achieved.

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

         One approach to quantify interest rate risk is to use a simulation model to project changes in net interest income that result from forecast changes in interest rates. The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. This analysis calculates the difference between a net interest income forecasted over a 12-month period using a flat interest rate scenario and a net interest income forecast using a rising (or falling) rate scenario, where the National Prime rate, serving as a "driver" is made to rise (or fall) by 200 basis points over the 12-month forecast interval triggering a response in the other rates. According to the Company's policy, the simulated changes in net interest income should always be less the 12.5 percent or steps must be taken to reduce interest rate risk. Various strategies the Bank will use to adjust its exposure to interest rate risk include: lengthen/shorten asset maturities; lengthen/shorten liability maturities; new product introductions; secondary marketing/sell newly originated assets; and growth/contraction (overall). As can be seen from the results of the following interest rate sensitivity analysis matrix, the simulated change in net interest income, based on the 12-month period ending March 31, 2000, fell within the 12.5 percent risk limit.

12 month interest rate sensitivity analysis projection as of March 31, 1999 (In thousands, except percentages)


              Change in      Projected Net         Change         Change
            Driver Rate    Interest Income              $              %
            -----------    ---------------        -------         -------
                 2.000%             15,995          1,434          9.84%
                 1.000%             15,277            716          4.91%
                 0.000%             14,561              -          0.00%
                -1.000%             13,848          (713)         -4.89%
                -2.000%             13,137        (1,424)         -9.78%


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



Interest Rate Sensitivity Gap:               Immediately    After 3 months       After 12
(In thousands, except percentages)            or within      but within         months but          After
As of March 31, 1999                           3 months       12 months       within 5 years       5 years         Total
--------------------                           --------       ---------       --------------       -------         -----
Interest earning assets:
Loans (1)                                      $ 102,244       $  26,905         $  16,706         $  10,190    $ 156,045
Interest-bearing deposits at other                   177             297               396                 -          870
banks
Securities available-for-sale                      7,005           9,175             5,330            29,116       50,626
Non marketable equity securities                       -               -             1,345                 -        1,345
                                               ---------       ---------         ---------         ---------    ---------
Total interest-earning assets                    109,426          36,377            23,777            39,306      208,886
                                               ---------       ---------         ---------         ---------    ---------

Interest bearing liabilities:
Interest-bearing transaction accounts             56,638               -                 -                 -       56,638
Savings accounts                                  37,383               -                 -                 -       37,383
Time deposits                                     22,902          25,421             6,792               104       55,219
Short term borrowings                              5,000                                                            5,000
                                               ---------       ---------         ---------         ---------    ---------
Total  interest-bearing liabilities              121,923          25,421             6,792               104      154,240
                                               ---------       ---------         ---------         ---------    ---------

Interest rate sensitivity gap                    (12,497)         10,956            16,985            39,202
Cumulative gap                                 $ (12,497)      $  (1,541)        $  15,444         $  54,646
Cumulative gap percentage to
   interest earning assets                         -5.98%          -0.74%             7.39%            26.16%
                                               ---------       ---------         ---------         ---------    ---------


(1)      Amounts exclude nonaccrual loans of $1,040,000.


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

         The Company reflected a decrease in liquidity from its operating activities. Although net income in the first quarter of 1999 provided net cash flows of $1.1 million, other operating activities used $1.5 million in cash flows for a total of $407,000 in net cash used by operating activities. Financing activities, primarily the decrease of customer deposits, used additional cash flows. Total cash flows used in financing activities were $5.1 million as a result of the decrease in deposits for the first quarter of 1999. The Company uses cash flows to make investments in loans and investment securities. The increase in loans was $3.8 million in the first quarter of 1999, while investment securities increased by $3.6 million. The Company anticipates increasing its cash levels through the end of 1999 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the demand for loans will continue to moderately increase. The growth in deposit balances is expected to be sufficient to fund loan growth with excess funds available for investment in securities.

         RETURN ON EQUITY AND ASSETS

The following table sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. Also indicated is the Company's dividend payout ratio. (For purposes of calculating average Shareholders' equity as used in these ratios, unrealized gains and losses on the Company's available-for-sale securities portfolio have been included and the percentages shown have been annualized).


For the quarter ended                                         March 31, 1999     March 31, 1998
---------------------                                         --------------     --------------
Return on average assets                                                 1.99%            1.11%
Return on average shareholders' equity                                  19.70%           11.07%
Average shareholders' equity to average assets                          10.10%            9.98%
Dividend payout ratio                                                   23.81%              --
                                                               --------------     --------------


         SUBSEQUENT EVENTS

The Registrant and Zions Bancorporation issued a joint press release dated April 27, 1999, announcing the signing of an Agreement and Plan of Merger dated as of April 27, 1999 (the "Agreement"), by and among Zions Bancorporation, Regency Bancorp and Regency Bank. Pursuant to the Agreement, Regency Bancorp will merge with and into Zions Bancorporation in a tax-free merger intended to be accounted for as a pooling of interests (the "Merger") with outstanding shares of Regency Bancorp converted into 0.3233 of a share of Zions Bancorporation, subject to certain adjustments, and Regency Bank will merge with and into California Bank and Trust, a subsidiary of Zions Bancorporation. The Agreement includes among its terms, the grant of a stock option to Zions Bancorporation to acquire up to 19.9% of the outstanding Regency Bancorp shares upon the occurrence of certain events pursuant to a Stock Option Agreement dated as of April 27, 1999. The Merger is subject to the approval of Regency Bancorp shareholders and applicable regulatory approvals. The foregoing is qualified by reference to the Form 8-K and exhibits filed with the Commission on May 6, 1999.

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

         (10.8) Lease agreement dated February 20, 1995 for premises located at 3501 Coffee Road, Suite 3, Modesto, California, incorporated by reference fromexhibit 10.19 of registrant's Annual Report on Form 10-K for the year ended December 21, 1995, filed with the Commission on March 29, 1996.

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

         *(10.13) Employment Agreement made and entered into as of August 22, 1996 between Regency Bank, a California Corporation, and Steven R. Canfield, Executive Vice President/Chief Financial Officer incorporated by reference from exhibit 10.3 of registrant's Quarterly Report on Form 10-Q/A- 1for the quarter ended September 31, 1996, filed with the Commission on November 16, 1996.

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

         *(10.22)Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997, made by and between Regency Bank and Steven F. Hertel, incorporated by reference from exhibit 99.1 of registrant's current report on Form 8-K, filed with the Commission on October 9, 1997.

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

         (10.27) Bylaws, as amended, incorporated by reference from exhibit 3.2 of registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 26, 1999.

         (27.1)   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           (i) The Company filed a Form 8-K dated January 12, 1999 announcing record performance for 1998, and reporting net after-tax income of $3.67 million or $1.40 per share for 1998. For the fourth quarter of 1998, the Company earned $1.45 million or $0.55 per share.

                           (ii) The Company filed a Form 8-K dated February 10, 1999, in which it reported that the Registrant declared a $.10 per share cash dividend for its shareholders of record February 16, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            REGENCY BANCORP



Date: May 10,  1999         By: /s/ STEVEN F. HERTEL
      -------------             --------------------
                                Steven F. Hertel
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date: May 10, 1999          By: /s/ STEVEN R. CANFIELD
      ------------              ----------------------
                                Steven R. Canfield
                                Executive Vice President and
                                Chief Financial Officer (Principal
                                Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION                                 PAGE


          27.1            Financial Data Schedule                      37