Form 10-Q
period 1999-06-30
REGENCY BANCORP
filed 1999-08-13
CIK 927718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended               June 30, 1999           .
                                        ---------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                       to              .
                                         --------------------    --------------


                        COMMISSION FILE NUMBER 000-23815
                                               ---------
                                 REGENCY BANCORP
                             -----------------------
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                 77-0378956
              ----------                                 ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organizations)                  Identification No.)

         7060 N. FRESNO STREET, FRESNO, CALIFORNIA          93720
         -----------------------------------------          -----
          (Address of principal executive offices)       (Zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (559) 438-2600.
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

As of July 30, 1999, the registrant had 2,626,499 shares of Common Stock outstanding.

The Exhibit Index is located on page 38.

This report contains a total of 39 pages of which this is page one.

                                 REGENCY BANCORP
                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I.             FINANCIAL INFORMATION

           Item 1.  Financial Statements  (unaudited)

                    Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998 ...................................................   3

                    Consolidated Statements of Operations Three Months
                    Ended and Six Months Ended June 30, 1999 and 1998 .....................................   4

                    Consolidated Statements of Shareholders' Equity
                    Six Months Ended June 30, 1999 and 1998 ...............................................   5

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1999 and 1998 ...............................................   6

                    Notes to Consolidated Financial Statements ............................................   7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................................  10

PART II.            OTHER INFORMATION

           Item 1.  Legal Proceedings .....................................................................  32

           Item 2.  Changes in Securities .................................................................  32

           Item 3.  Defaults Upon Senior Securities .......................................................  32

           Item 4.  Submission of Matters to a Vote of Security Holders ...................................  32

           Item 5.  Other Information .....................................................................  32

           Item 6.  Exhibits and Reports on Form 8-K ......................................................  32

                        REGENCY BANCORP AND SUBSIDIARIES
PART I   ITEM 1.             FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                     JUNE 30, 1999      DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $         14,917        $        20,220
Federal funds sold                                                                            3,600                  5,000
---------------------------------------------------------------------------------------------------------------------------
Total Cash and Equivalents                                                                   18,517                 25,220
---------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in other banks                                                        772                    869
Securities available-for-sale                                                                47,369                 46,990
Non-marketable equity securities (FRB & FHLB stock)                                           1,416                  1,170
---------------------------------------------------------------------------------------------------------------------------
Loans                                                                                       155,047                151,151
Allowance for credit losses                                                                  (2,636)                (2,631)
Deferred loan fees & discounts                                                               (1,075)                  (932)
---------------------------------------------------------------------------------------------------------------------------
Net Loans                                                                                   151,336                147,588
---------------------------------------------------------------------------------------------------------------------------
Other real estate owned                                                                         320                    684
Cash surrender value of life insurance                                                        3,258                  3,186
Premises and equipment, net                                                                   1,333                  1,500
Accrued interest receivable and other assets                                                  5,359                  4,760
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                229,680                231,967
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing transaction accounts                                                     53,847                 54,236
Interest bearing transaction accounts                                                        56,753                 54,878
Savings accounts                                                                             36,740                 46,464
Time deposits $100,000 or over                                                               38,518                 33,377
Other time deposits                                                                          16,991                 17,682
---------------------------------------------------------------------------------------------------------------------------
Total  deposits                                                                             202,849                206,637
---------------------------------------------------------------------------------------------------------------------------
Short term borrowings                                                                            --                     --
Notes payable and capital lease obligations                                                     570                    547
Other liabilities                                                                             2,758                  2,334
---------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           206,177                209,518
---------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued or outstanding                                                                  --                     --
Common stock, no par value; 5,000,000
  shares authorized, 2,626,499 and 2,624,374
  shares issued and outstanding in 1999 and 1998, respectively                               15,255                 15,229
Retained earnings                                                                             8,928                  7,000
Accumulated other comprehensive income
  Net unrealized (loss) gain on available-for-sale securities,
   net of (tax benefit) taxes of $(495) in 1999 and $159 in 1998                              (680)                    220
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total  Shareholders' Equity                                                                  23,503                 22,449
Total Liabilities and Shareholders' Equity                                        $         229,680        $       231,967
---------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements
---------------------------------------------------------------------------------------------------------------------------

                        REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                                      1999          1998             1999            1998
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                       $   4,210      $   4,111       $   8,186      $   7,654
  Interest on investment securities:
     Taxable                                                             626            431           1,222            907
     Nontaxable                                                          155             80             296            151
---------------------------------------------------------------------------------------------------------------------------
  Total interest on investment securities                                781            511           1,518          1,058
   Other                                                                  15             72              39            106
---------------------------------------------------------------------------------------------------------------------------
            Total interest income                                      5,006          4,694           9,743          8,818
---------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
   Interest on deposits                                                1,270          1,292           2,562          2,534
   Interest on borrowings                                                171             21             294             62
---------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                     1,441          1,313           2,856          2,596
---------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                   3,565          3,381           6,887          6,222
 Provision for credit losses                                              50            150             125            275
---------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for credit losses                 3,515          3,231           6,762          5,947
---------------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME:
   Gain on sale of loans                                                 324            207             394            222
   Depositor service charges                                             144            118             285            230
   Income from investment management services                            234            229             475            445
   Gain (loss) on sale of investment securities                          (19)            --             (16)             5
   Gain on sale of premises & equipment                                   --             --               1             --
   Servicing fees on loans sold                                            3             10              36             79
   Other                                                                  80            112             164            182
---------------------------------------------------------------------------------------------------------------------------
            Total noninterest income                                     766            676           1,339          1,163
---------------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE:
   Salaries and related benefits                                       1,286          1,245           2,593          2,441
   Occupancy                                                             360            379             715            739
   FDIC insurance and regulatory assessments                              11            115              22            228
   Marketing                                                              77            144             170            270
   Professional services                                                 143            159             268            331
   Directors' fees and expenses                                           68             46             126             99
   Supplies, telephone and postage                                        74             83             156            164
   Loss from investments in real estate                                    -            221              --            214
   Other                                                                 173            423             312            633
---------------------------------------------------------------------------------------------------------------------------
            Total noninterest expenses                                 2,192          2,815           4,362          5,119
---------------------------------------------------------------------------------------------------------------------------
 Income before income tax expense                                      2,089          1,092           3,739          1,991
 Income tax expense                                                      747            463           1,286            843
---------------------------------------------------------------------------------------------------------------------------
 Net income                                                        $   1,342       $    629       $   2,453      $   1,148
 Earnings per common share
 Basic                                                             $    0.51      $    0.24       $    0.93      $    0.44
 Diluted                                                           $    0.47      $    0.22       $    0.86      $    0.41
 Shares on which earnings per common share were based
 Basic                                                                 2,626          2,624           2,625          2,623
 Diluted                                                               2,870          2,807           2,853          2,796
---------------------------------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements.

                        REGENCY BANCORP AND SUBSIDIARIES

 Consolidated Statements of Shareholders' Equity (Unaudited)
 For the six months ended June 30, (In thousands)

------------------------------------------------------------------------------------------------------------------------
                                                           1999                             1998
------------------------------------------------------------------------------------------------------------------------
                                                          Share-          Compre-          Share-           Compre-
                                                         Holders'         hensive         Holders'          hensive
                                                          Equity           Income          Equity           Income
------------------------------------------------------------------------------------------------------------------------
 Common Stock - Shares
 Balance, beginning of period                                   2,624                            2,621
 Issuance of common stock under
   stock option plan                                                2                                3
                                                     -----------------                -----------------
 Balance, end of period                                         2,626                            2,624
                                                     -----------------                -----------------
                                                     -----------------                -----------------


 Common Stock
 Balance, beginning of period                             $    15,229                      $    15,203
 Issuance of common stock under
   stock option plan (Note 9)                                      26                               26
                                                     -----------------                -----------------
 Balance, end of period                                        15,255                           15,229
                                                     -----------------                -----------------
                                                     -----------------                -----------------

 Retained Earnings
 Balance, beginning of period                                   7,000                            3,327
 Net income                                                     2,453     $     2,453      $     1,148            1,148
 Common stock dividends                                          (525)                              --
                                                     -----------------                -----------------
 Balance, end of period                                         8,928                            4,475
                                                     -----------------                -----------------
                                                     -----------------                -----------------


 Cumulative Other Comprehensive Income
 Balance, beginning of period                                     220                              204
 Unrealized (loss) gain on investment securities
   arising during the period, net of
   tax (benefit) expense of $(665) and $3.                       (915)           (915)              10               10
 Reclassification adjustment for loss on sale
   of securities included in net income, net
   of tax benefit of $11 and $0.                                   15              15               --               --
                                                     -----------------                -----------------
 Balance, end of period                                         (680)                              214
                                                     -------------------------------------------------------------------
 COMPREHENSIVE INCOME                                                     $     1,553                       $     1,158
                                                                      ----------------                 -----------------
                                                                      ----------------                 -----------------

                                                     -----------------                -----------------
 Total shareholders' equity                               $    23,503                      $    19,918
                                                     -----------------                -----------------
                                                     -----------------                -----------------

------------------------------------------------------------------------------------------------------------------------
 See notes to consolidated financial statements
------------------------------------------------------------------------------------------------------------------------

                          REGENCY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS) FOR THE SIX MONTHS ENDED JUNE 30,                                                 1999            1998
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $    2,453      $    1,148
Adjustments:
Provision for credit losses                                                                       125             275
Provision  for  OREO losses                                                                         8             131
Depreciation and amortization                                                                     198             263
Deferred income taxes                                                                            (574)            359
Increase (decrease) in interest receivable and other assets                                       628            (188)
Increase in cash surrender value of life insurance                                                (72)            (70)
Distributions of income from real estate partnerships                                              --             213
Equity in loss of real estate partnerships                                                         --              38
Decrease in real estate held-for-sale                                                              --           4,088
Increase (decrease) in other liabilities                                                          448             168
Loss (gain) on sale of securities                                                                  16              (5)
Gain on sale of loans held-for-sale                                                              (394)           (222)
Gain on sale of OREO                                                                               (1)             --
Proceeds from sale of loans held-for-sale                                                      15,028           7,481
Additions to loans held-for-sale                                                              (18,402)        (10,202)
----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                              (539)           3,477
----------------------------------------------------------------------------------------------------------------------

Purchase of available-for-sale securities                                                     (12,106)        (12,422)
Proceeds from sales of available-for-sale securities                                            4,311               5
Proceeds from maturities of available-for-sale securities                                       5,829          12,283
Purchases of nonmarketable equity securities                                                     (246)             --
Net increase in loans                                                                            (154)        (12,686)
Net decrease in other short-term investments                                                       96             156
Proceeds from sale of OREO                                                                        405             444
Purchases of premises and equipment                                                               (13)           (107)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (1,878)        (12,327)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in time deposits                                                                   4,450           3,171
Net (decrease) increase in other deposits                                                      (8,237)          2,868
Net increase in short-term borrowings                                                              --              --
Proceeds from issuance of common stock under stock option plan                                     26              26
Cash dividends paid                                                                              (525)             --
----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                            (4,286)          6,065
----------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (6,703)         (2,785)
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               25,220          19,893
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                $   18,517      $   17,108
----------------------------------------------------------------------------------------------------------------------

CASH PAID DURING THE PERIOD:
Interest                                                                                   $    2,860      $    2,875
Income taxes                                                                                    1,000              28
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Transfer of loans held-for-sale to accounts receivable                                             --           2,350
----------------------------------------------------------------------------------------------------------------------
Transfer of loans to other real estate owned                                                       48             644
----------------------------------------------------------------------------------------------------------------------

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

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1998. They do not, however, include all of the results that may be expected for any other interim period or for the year as a whole.

NOTE 2. - INVESTMENT SECURITIES

         The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. An independent custodian holds investment securities in safekeeping. The provisions of SFAS No. 115 require, among other things, that certain investments in debt and equity securities be classified under three categories: securities held-to-maturity; trading securities; and securities available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost; securities classified as trading securities are to be reported at fair value with unrealized gains and losses included in operations; and securities classified as available-for-sale are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1998, the Bank held $46.9 million in securities classified as available-for-sale. During the period between December 31, 1998 and June 30, 1999, the Company recorded a decrease in the value of its available-for-sale portfolio of $900,000, net of applicable taxes. This change is reflected as a change in shareholders' equity in the Consolidated Statement of Shareholders' Equity and was primarily the result of higher interest rates in general. The Company had no securities classified as held-to-maturity or as trading securities at June 30, 1999 or December 31, 1998, respectively.

The following table reflects the amortized cost and approximate fair value of securities available-for-sale as of June 30, 1999 and December 31, 1998, respectively.

------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITES:                                   JUNE 30, 1999                DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                       AMORTIZED            FAIR        AMORTIZED            FAIR
(In thousands)                                              COST           VALUE             COST           VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                       $    1,014      $    1,014       $    1,003      $    1,008
U.S. Government agencies                                  19,652          18,986           16,434          16,468
Mortgage-backed securities                                14,743          14,454           17,761          17,779
State and political subdivisions                          13,130          12,910           11,166          11,488
Equity securities                                              5               5              247             247
------------------------------------------------------------------------------------------------------------------
Total                                                 $   48,544      $   47,369      $    46,611      $   46,990
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

         In addition to the available-for-sale securities listed above, the Company held $1,416,000 in nonmarketable equity securities at June 30, 1999. These securities are made up of Federal Reserve Bank and Federal Home Loan Bank stock, which is not traded on a recognized exchange. In order to maintain membership in these banks an equity investment is required. The Company can resell its investment to either the Federal Reserve or the Federal Home Loan Bank should it choose to relinquish membership. At June 30, 1999, no impairment reserve was deemed necessary. The Company held nonmarketable equity securities of $1,170,000 at December 31, 1998.

Note 3. -  Loans

The following table presents a breakdown of the Company's loan portfolio in both dollars outstanding, as well as, a percentage of total loans. Further discussion of the Company's loan portfolio can be found in "Item No. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis".


----------------------------------------------------------------------------------------------------------------------
LOANS                                                            JUNE 30, 1999                  DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                                            PERCENT                           PERCENT
                                                                           OF TOTAL                          OF TOTAL
(In thousands)                                              AMOUNT            LOANS           AMOUNT            LOANS
----------------------------------------------------------------------------------------------------------------------
Commercial                                             $    99,680            64.3%      $    99,341            65.7%
Real estate:
  Mortgage                                                  20,291            13.1%           16,682            11.0%
  Construction                                              25,387            16.4%           25,192            16.7%
Consumer and other                                           9,689             6.2%            9,936             6.6%
----------------------------------------------------------------------------------------------------------------------
Subtotal                                               $   155,047           100.0%      $   151,151           100.0%
----------------------------------------------------------------------------------------------------------------------
Less:
  Unearned discount                                            576                               440
  Deferred loan fees                                           499                               492
  Allowance for credit losses                                2,636                             2,631
----------------------------------------------------------------------------------------------------------------------
Total loans, net                                       $   151,336                       $   147,588
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

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

         The following table provides a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation for the three months ended June 30, 1999, and 1998:

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                             FOR THE THREE MONTHS              FOR THE SIX MONTHS
------------------------------------------------------------------------------------------------------------------------
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                                  1999            1998            1999             1998
------------------------------------------------------------------------------------------------------------------------
Basic EPS Computation:
  Net income                                                $    1,342       $     629      $    2,453       $    1,148

  Average common shares outstanding                              2,626           2,624           2,625            2,623
------------------------------------------------------------------------------------------------------------------------
Basic EPS                                                    $    0.51       $    0.24       $    0.93        $    0.44
------------------------------------------------------------------------------------------------------------------------

Diluted EPS Computation:
  Net income                                                $    1,342       $     629      $    2,453       $    1,148

  Average common shares outstanding                              2,626           2,624           2,625            2,623
  Stock options                                                    167             147             157              137
  Warrants                                                          77              36              71               36
------------------------------------------------------------------------------------------------------------------------
  Total average diluted shares outstanding                       2,870           2,807           2,853            2,796
------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                                  $    0.47       $    0.22       $    0.86        $    0.41
------------------------------------------------------------------------------------------------------------------------

Options to purchase 0 and 40,000 shares of common stock at various prices per share were outstanding at June 30, 1999 and 1998, respectively, but were not included in diluted EPS because the options exercise price was greater than the average market price of the common shares for the periods then ended.

NOTE 5. - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial statements due to the Partnership's inability to invest in such investments as stated in the Partnership agreement. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" changed the effective date of SFAS No. 133 to June 15, 2000.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) Year 2000 compliance problems. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

         OVERVIEW

         Zions Bancorporation, Regency Bancorp and Regency Bank executed an Agreement and Plan of Merger dated April 27, 1999, amended May 11, 1999 (the "Agreement"), by and among Zions Bancorporation, Regency Bancorp and Regency Bank. Pursuant to the Agreement, Regency Bancorp will merge with and into Zions Bancorporation in a tax-free merger intended to be accounted for as a pooling of interests (the "Merger") with outstanding shares of Regency Bancorp converted into 0.3233 of a share of Zions Bancorporation, subject to certain adjustments, and Regency Bank will merge with and into California Bank & Trust, a subsidiary of Zions Bancorporation. The Agreement includes among its terms, the grant of a stock option to Zions Bancorporation to acquire up to 19.9% of the outstanding Regency Bancorp shares upon the occurrence of certain events pursuant to a Stock Option Agreement dated as of April 27, 1999. The Merger is subject to the approval of Regency Bancorp shareholders and applicable regulatory approvals. The foregoing is qualified by reference to the Forms 8-K and exhibits thereto filed with the Commission on May 6, 1999 and May 11, 1999, respectively. The Merger is expected to be completed in the third quarter of 1999.

         The Company's second quarter and first six months, ended June 30, 1999, were marked by stellar earnings performance. Consolidated net income for the three and six months ended June 30, 1999, was $1.34 million and $2.45 million, respectively. Compared to the same periods in 1998, these results represent a 113 percent increase over second quarter earnings of $629,000, and a 114 percent increase over earnings of $1.15 million for the first six months of 1998. Return on average assets for the three months ended June 30, 1999 was 2.30 percent and for the first six months was 2.15%. Return on average equity was 22.73 percent for the three months and 21.24 percent for the six months. The substantial improvement in earnings for the second quarter of 1999 was the result of significant revenue growth (interest and noninterest income), while noninterest expense was virtually unchanged from the first quarter and declined from noninterest expense in the second quarter of 1998. The improved net interest income combined with the reduction in noninterest expense improved the Company's efficiency ratio to 50.6 percent during the second quarter of 1999 and 53.0 percent year-to-date, compared to 69.4 percent during 1998's second quarter and
69.3 percent in 1998's first six months. Basic earnings per share for the three and six month periods ended June 30, 1999 increased to $0.51 and $0.93, compared to $0.24 and $0.44 for the same periods in 1998. The Company paid cash dividends of $.10 per share in both the first and second quarters of 1999, while no cash dividends were paid during 1998's first six months.

         At June 30, 1999, the Company's loan portfolio reached $155 million, an increase of $12.7 million or 8.9 percent since June 30, 1998, and an increase of $3.9 million since December 31, 1998. During 1999's second quarter, the Company sold approximately 7.2 million in SBA guaranteed loans. Total assets at June 30, 1999 were $229.7 million, an increase of 11.7 percent or $24 million from $205.6 million at June 30, 1998. Assets were down $2.3 million or 1.0 percent from December 31, 1998 as a result of a seasonal decline in deposits. Total deposits were $202.9 million at June 30, 1999, up $20.6 million or 11.3 percent from June 30, 1998, but down $3.8 million from December 31, 1998. While loan growth has been substantial during the past twelve months, nonperforming loans to total loans declined to .70 percent at June 30, 1999 from 1.23 percent at June 30, 1998 and .79 percent at December 31, 1998.

         As stated above, the Company's return on average assets was 2.30 percent for the three months ended June 30, 1999, compared to 1.27 percent for the second quarter of 1998. For the first six months of 1999, return on average assets was 2.15 percent compared to 1.19 percent for the comparable six months in 1998. Return on average common equity for the second quarter of 1999 was
22.73 percent, compared to 12.82 percent for the same period in 1998, while ROE for the first six months of 1999 was 21.24 percent compared to 11.96 percent for the first six months of 1998. The Company continued to be well capitalized maintaining a ratio of average shareholders' equity to assets of 10.12 percent during 1999's second quarter.

         Regency Investment Advisors ("RIA") continued to increase assets under management. At June 30, 1999, RIA's assets under management had increased to $112.2 million from $96.2 million at June 30, 1998. In applying the provisions of Statement of Financial Accounting Standards No. 131, the
Company has determined that it has an operating segment, commercial banking.

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

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

FOR THE THREE MONTHS ENDED JUNE 30,                                   1999                                     1998
--------------------------------------------------------------------------------------------------------------------------------
                                                         AVERAGE      YIELD/                   AVERAGE         YIELD/
(In thousands, except for percentages)                   BALANCE      RATE         INTEREST    BALANCE         RATE    INTEREST
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Loans  (1)                                          $ 160,729       10.51%     $ 4,210    $ 137,823       11.96%   $ 4,111
     Investment securities  (2)                             51,185        6.12%         781       34,140        6.01%       511
     Federal funds sold and other                            1,097        5.48%          15        5,315        5.49%        72
--------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                     213,011        9.43%       5,006      177,278       10.62%     4,694
--------------------------------------------------------------------------------------------------------------------------------

Noninterest-earning assets:
     Allowance for credit losses                            (2,639)                               (2,386)
     Cash and due from banks                                13,104                                11,486
     Real estate investments                                    --                                 1,118
     OREO                                                      341                                   872
     Premises and equipment, net                             1,386                                 1,678
     Cash surrender value of life insurance                  3,235                                 3,086
     Accrued interest receivable and other assets            4,581                                 4,967
--------------------------------------------------------------------------------------------------------------------------------
         Total average assets                            $ 233,019                             $ 198,099
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES and SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                                   55,571        2.14%         297       48,977        2.35%       286
     Savings accounts                                       34,016        3.49%         296       37,849        4.04%       381
     Certificates of deposit                                55,874        4.86%         677       46,532        5.38%       625
     Federal funds purchased and other                      12,503        5.49%         171          522       16.48%        21
--------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities:               157,964        3.66%       1,441      133,880        3.94%     1,313
--------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing liabilities:
     Transaction accounts                                   48,699                                38,342
     Other liabilities                                       2,785                                 2,164
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                 209,448                               174,386
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common stock                                           15,195                                15,183
     Retained earnings                                       8,454                                 3,595
     Unrealized gain/loss on investment securities             (78)                                  253
--------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                         23,571                                19,031
--------------------------------------------------------------------------------------------------------------------------------
         Total average liabilities and
           shareholders' equity                          $ 233,019                             $ 193,417
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                $ 3,565                             $ 3,381
--------------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage
     of average interest-earning assets                                   9.43%                                10.62%
Interest expense as a percentage
     of average interest-earning assets                                  (2.71)%                               (2.97)%
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                       6.72%                                 7.65%
--------------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $400,000 and $298,000 for the quarters ended June 30, 1999 and 1998, respectively.
(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis.

CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

FOR THE SIX MONTHS ENDED JUNE 30,                                    1999                                  1998
-----------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE        YIELD/                  AVERAGE       YIELD/
(In thousands, except for percentages)                BALANCE        RATE       INTEREST     BALANCE       RATE      INTEREST
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
     Loans  (1)                                      $ 157,158       10.50%      $ 8,186    $ 134,362      11.49%    $ 7,654
     Investment securities  (2)                         51,302        5.97%        1,518       34,881       6.12%      1,058
     Federal funds sold and other                        1,507        5.22%           39        3,969       5.39%        106
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                 209,967        9.35%        9,743      173,212      10.26%      8,818
-----------------------------------------------------------------------------------------------------------------------------

Noninterest-earning assets:
     Allowance for credit losses                        (2,648)                                (2,335)
     Cash and due from banks                            13,092                                 11,056
     Real estate investments                                --                                  1,952
     OREO                                                  443                                    686
     Premises and equipment, net                         1,427                                  1,714
     Cash surrender value of life insurance              3,218                                  3,068
     Accrued interest receivable and other assets        4,391                                  4,917
-----------------------------------------------------------------------------------------------------------------------------
         Total average assets                        $ 229,890                              $ 194,270
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES and SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Transaction accounts                               54,458        2.13%          575       48,146       2.35%        561
     Savings accounts                                   36,931        3.50%          641       37,220       4.05%        748
     Certificates of deposit                            54,810        4.95%        1,346       45,950       5.38%      1,225
     Federal funds purchased and other                  10,684        5.66%          294        1,212      10.67%         62
-----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities:           156,883        3.67%        2,856      132,528       3.95%      2,596
-----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing liabilities:
     Transaction accounts                               47,263                                 39,733
     Other liabilities                                   2,511                                  2,652
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                             206,657                                174,913
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common stock                                       15,212                                 15,217
     Retained earnings                                   7,969                                  3,919
     Unrealized gain/loss on investment securities          52                                    221
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                     23,233                                 19,357
-----------------------------------------------------------------------------------------------------------------------------
         Total average liabilities and
           shareholders' equity                      $ 229,890                              $ 194,270
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                             $ 6,887                             $ 6,222
-----------------------------------------------------------------------------------------------------------------------------
Interest income as a percentage
     of average interest-earning assets                               9.35%                                10.26%
Interest expense as a percentage
     of average interest-earning assets                              (2.74)%                               (3.02)%
-----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                   6.61%                                 7.24%
-----------------------------------------------------------------------------------------------------------------------------

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $737,000 and $576,000 for the quarters ended June 30, 1999 and 1998, respectively.
(2) Applicable nontaxable securities yields have not been calculated on a taxable-equivalent basis.

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


         VOLUME/RATE ANALYSIS

---------------------------------------------------------------------------------------------------------------------
(In thousands)
For the three months ended June 30, 1999 and 1998                        Volume (1)        Rate (1)            Total
---------------------------------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis:
Increase (decrease) in interest income:
Loans                                                                     $     371     $     (272)        $      99
Investment securities (2)                                                       260             10               270
Federal funds sold and other                                                    (58)             1               (57)
---------------------------------------------------------------------------------------------------------------------
Total                                                                           573           (261)              312

Increase (decrease) in interest expense:
Transaction accounts                                                             30            (19)               11
Savings accounts                                                                (36)           (49)              (85)
Certificates of deposit                                                         101            (49)               52
Federal funds purchased and other                                               154             (4)              150
---------------------------------------------------------------------------------------------------------------------
Total                                                                           249           (121)              128
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                                $     324     $     (140)        $     184
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.
(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.


         Total interest income increased $312,000 or 6.7 percent in the second quarter of 1999 to $5.0 million as compared to $4.7 million for the second quarter of 1998. Interest expense in the second quarter of 1999 increased $128,000 or 9.8 percent to $1.4 million from $1.3 million in 1998. One of the primary reasons for the Company's increased profitability in the second quarter of 1999 was the increase in net interest income. Net interest income for the second quarter of 1999 increased by $184,000 or 5.4 percent. The Company's net interest margin was 6.72 percent in the second quarter of 1999 as compared to
7.65 percent for the second quarter of 1998. The Company's net interest margin was driven higher in 1998 as a result of recoveries of interest from nonperforming loans and a prime rate that was 75 basis points higher in 1998 than in the corresponding period in 1999.

         Average interest-earning assets increased by $35.7 million in the second quarter of 1999 to $213 million compared to $177.3 million in the second quarter of 1998. For the period between June 30, 1999 and June 30, 1998 growth in average interest-earning assets was paced by growth in average loans of 16.6 percent and growth in average investments of 49.9 percent. Average interest bearing liabilities grew by 18.0 percent between June 30, 1999 and June 30, 1998, with the majority of growth occurring in the Bank's time deposits which experienced an increase of $9.3 million or 20.0 percent. Due to the seasonal decline in deposits experienced in 1999, the Company used FHLB advances and overnight Federal Funds borrowings to support its growth in loans and investments. As a result, the Company averaged $12.5 million in Federal Funds purchased and other borrowings during 1999's second quarter compared to $522,000 in similar borrowings during the comparable period in 1998.

         VOLUME/RATE ANALYSIS

---------------------------------------------------------------------------------------------------------------------
(In thousands)
For the six months ended June 30, 1999 and 1998                          Volume (1)        Rate (1)            Total
---------------------------------------------------------------------------------------------------------------------
Net Interest Earnings Variance Analysis:
Increase (decrease) in interest income:
Loans                                                                    $    1,074     $     (542)        $     532
Investment securities (2)                                                       485            (25)              460
Federal funds sold and other                                                    (64)            (3)              (67)
---------------------------------------------------------------------------------------------------------------------
Total                                                                         1,495           (570)              925

Increase (decrease) in interest expense:
Transaction accounts                                                             49            (35)               14
Savings accounts                                                                 (6)          (101)             (107)
Certificates of deposit                                                         205            (84)              121
Federal funds purchased and other                                               247            (15)              232
---------------------------------------------------------------------------------------------------------------------
Total                                                                           495           (235)              260
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                               $    1,000     $     (335)        $     665
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

(1) A change due to both volume and rate has been allocated to the change in volume and rate in proportion to the relationship of the dollar amount of the change in each.
(2) Changes calculated on nontaxable securities have not considered tax equivalent effects.

         Total interest income increased $925,000 or 10.5 percent in the first six months of 1999 to $9.7 million as compared to $8.8 million for the first six months of 1998. Interest expense in the first six months of 1999 increased $260,000 or 10.0 percent to $2.9 million from $2.6 million in 1998. One of the primary reasons for the Company's increased profitability in the first six months of 1999 was the increase in net interest income. Net interest income for the first six months of 1999 increased by $665,000 or 10.7 percent. The Company's net interest margin was 6.61 percent in the first six months of 1999 as compared to 7.24 percent for the first six months of 1998. The Company's net interest margin was driven higher in 1998 as a result of recoveries of interest from nonperforming loans and a prime rate that was 75 basis points higher in 1998 than in the corresponding period in 1999.

         Average interest-earning assets increased by $36.8 million in the first six months of 1999 to $210.0 million compared to $173.2 million in the first six months of 1998. For the period between June 30, 1999 and June 30, 1998 growth in average interest-earning assets was paced by growth in average loans of 17.0 percent and growth in average investments of 47.0 percent. Average interest bearing liabilities grew by 18.4 percent between June 30, 1999 and June 30, 1998, with the majority of growth occurring in the Bank's time deposits which experienced an increase of $8.9 million or 19.3 percent. As was true for the Company's second quarter, short term borrowings were significantly higher in the first six months of 1999 compared to the same period in 1998. Average short term borrowings for the six months ended June 30, 1999 were $10.7 million compared to $1.2 million in the same period of 1998.

         NONINTEREST INCOME

         The Company receives a significant portion of its income from noninterest sources related both to activities conducted by the Bank (loan originations, servicing of loans, sale of loans and depositor service charges), as well as from its subsidiary RIA.

         NONINTEREST INCOME

(IN THOUSANDS) FOR THE THREE MONTHS ENDED JUNE 30,                                                1999          1998
---------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain on sale of loans                                                                         $    324       $   207
Depositor service charges                                                                          144           118
Income from investment management services                                                         234           229
(Loss) on sale of securities                                                                       (19)           --
Gain on sale of premisis & equipent                                                                 --            --
Servicing fees on loans sold                                                                         3            10
Other                                                                                               80           112
---------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                                      $    766       $   676
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

         Noninterest income during the second quarter of 1999 was $766,000 compared to $676,000 for the same period during 1998, an increase of $90,000 or
13.3 percent. The increase is primarily attributable to a $117,000 increase in income from the sale of loans resulting from increased single family mortgage loan production, as well as, the sale of approximately 7.2 million in SBA guaranteed loans. Other noninterest income categories reflecting an increase in the second quarter of 1999 included; depositor service charges, increasing $26,000 or 22.0 percent, primarily as a result of a larger depositor base and, an increase in income from investment management services of $5,000, as a result of increased assets under management.

         Income from investment management services is generated from the Company's subsidiary, RIA. Revenue from RIA is primarily a result of fees generated from assets under management. At June 30, 1999, RIA's assets under management were $112.2 million, a 12.0 percent increase from assets under management of $100.2 million at June 30, 1998. Assets in client accounts managed by RIA are not reflected in the consolidated assets of the Company. Revenue from RIA's operations increased $5,000 or 2.2 percent in the second quarter of 1999 to $234,000 from $229,000 in the second quarter of 1998. On a stand-alone basis, RIA provided the Company with net income of $37,000 in the second quarter ended June 30, 1999 and 1998, respectively.

            During the second quarter, servicing fees on loans sold declined by $7,000, primarily as a result of a smaller servicing portfolio of SBA loans sold. With the additional sale of SBA loans during 1999's second quarter future revenue from servicing should be slightly improved. During the quarter, the Bank chose to sell certain investment securities and reinvest the proceeds in other securities in an effort to improve future earnings. As a result of these sales a loss of $19,000 was recognized during the quarter.

         NONINTEREST  INCOME

(IN THOUSANDS) FOR THE SIX MONTHS ENDED JUNE 30,                                                 1999          1998
--------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain on sale of loans                                                                        $    394      $    222
Depositor service charges                                                                         285           230
Income from investment management services                                                        475           445
(Loss) gain on sale of securities                                                                 (16)            5
Gain on sale of premisis & equipment                                                                1            --
Servicing fees on loans sold                                                                       36            79
Other                                                                                             164           182
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                                     $  1,339      $  1,163
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


         Noninterest income during the six months ended June 30, 1999 was $1.34 million compared to $1.16 million for the same period during 1998, an increase of $176,000 or 15.1 percent. The increase is primarily attributable to a $172,000 increase in income from the sale of loans resulting from increased single family mortgage loan production as well as from the sale of approximately $7.2 million of SBA guaranteed loans in the second quarter of 1999. Additionally, depositor service charges increased $55,000, primarily as a result of a larger depositor base, and, an increase in income from investment management services of $30,000 as a result of increased assets under management. On a stand-alone basis, RIA provided the Company with net income of $72,000 and $69,000 for the six months ended June 30, 1999 and 1998, respectively.

         NONINTEREST EXPENSE

         Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other operating expenses stated both as dollars and as a percentage of average assets are as follows:

(IN THOUSANDS) FOR THE THREE MONTHS ENDED JUNE 30,                                              1999          1998
-------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and related benefits                                                              $   1,286     $   1,245
Occupancy                                                                                        360           379
FDIC insurance and regulatory assessments                                                         11           115
Marketing                                                                                         77           144
Professional services                                                                            143           159
Director's fees and expenses                                                                      68            46
Supplies, telephone and postage                                                                   74            83
Loss from investments in real estate partnerships                                                 --           221
Other                                                                                            173           423
-------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                                  $   2,192     $   2,815
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


         Noninterest expense decreased by $623,000 or 22.1 percent to $2.2 million for the three months ended June 30, 1999, compared to $2.8 million during the same period ended June 30, 1998. Categories reflecting a reduction in noninterest expense for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998, included: FDIC insurance and regulatory assessments declining $114,000 as a result of an improved deposit insurance regulatory rating in 1999; professional services declining $16,000 as a result of lower legal and accounting expense; marketing declining $67,000 as a result of a general reduction in advertising expense; loss from investments in real estate partnerships declining $221,000 as a result of the completion of the divestiture of RSC's properties during 1998; and other operating expense declining $250,000 as a result of OREO expense incurred in 1998 with no corresponding expense incurred in 1999.

         Noninterest expense categories reflecting an increase in 1999 included: salaries and related benefits up $41,000 or 3.3 percent, due primarily to normal increases in salaries paid as well as an increase in full time equivalent employees and director's fees and expenses up $22,000.

         NONINTEREST EXPENSE

(IN THOUSANDS) FOR THE SIX MONTHS ENDED JUNE 30,                                                1999           1998
--------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Salaries and related benefits                                                              $   2,593      $   2,441
Occupancy                                                                                        715            739
FDIC insurance and regulatory assessments                                                         22            228
Marketing                                                                                        170            270
Professional services                                                                            268            331
Director's fees and expenses                                                                     126             99
Supplies, telephone and postage                                                                  156            164
(Income)/loss from investments in real estate partnerships                                        --            214
Other                                                                                            312            633
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                                  $   4,362      $   5,119
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


         Noninterest expense decreased by $757,000 or 14.8 percent to $4.4 million for the six months ended June 30, 1999, compared to $5.1 million during the same period ended June 30, 1998. Categories reflecting a reduction in noninterest expense for the six months ended June 30, 1999, compared to the six months ended June 30, 1998 included: FDIC insurance and regulatory assessments declining $206,000 as a result of an improved deposit insurance regulatory rating in 1999; professional services declining $63,000 as a result of lower legal and accounting expense; marketing declining $100,000 as a result a of a general reduction in advertising expense; and other operating expense declining $321,000 as a result of OREO expense incurred in 1998 with no corresponding expense incurred in 1999. Loss from investments in real estate partnerships declined $214,000 as a result of the completion of the divestiture of RSC's properties during 1998.

         Noninterest expense categories reflecting an increase in 1999 included: salaries and related benefits up $152,000 due primarily to an increase in overall compensation paid, as well as an increase in full time equivalent employees and director's fees and expenses up $27,000 primarily as a result of interest expense on deferred director's fee balances. There was little change in occupancy expense and supplies, telephone and postage from the previous year.

         BALANCE SHEET ANALYSIS

         Total assets at June 30, 1999 were $229.7 million, an increase of $24.1 million or 11.7 percent from $205.6 million at June 30, 1998 and a decline of $2.3 million from assets of $232 million at December 31, 1998. The slight decline in total assets since December 31, 1998 is a result of a seasonal decline in deposits and is not dissimilar to declines in prior years.

         For the six months ended June 30, 1999, total loans increased $3.8 million or 2.5 percent to $155 million from $151.2 million at December 31, 1998, primarily as a result of growth in the real estate mortgage loan portfolio. Commercial loans increased only slightly between December 31, 1998 and June 30, 1999, due to the sale of approximately $7.2 million of SBA loans during the second quarter. Investment securities, including non-marketable equity securities, increased $625,000 or 1.3 percent to $48.8 million at June 30, 1999, from $48.2 million at December 31, 1998. For the six months ended June 30, 1999, the Company's ratio of average earning assets to average total assets was 91.3 percent, compared to 89.2 percent for the comparable period in 1998.

         Deposits declined during 1999's first six months by $3.8 million or 1.8 percent to $202.8 million from $206.6 million at December 31, 1998. The decline in deposits is typical for the Bank during the first six months of the year and is similar to declines in deposits experienced in prior years. Shareholders' equity increased to $1 million at June 30, 1999 from $22.4 million at December 31, 1998, as a result of an increase in retained earnings.

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

         Commercial loans, including SBA and B&I loans, comprised approximately
64.3 percent of the Company's loan portfolio at June 30, 1999, compared to 65.7 percent at December 31, 1998, and 64.9 percent of the Company's loan portfolio at June 30, 1998. These loans are generally made to small and mid-size businesses and professionals. Commercial loans are diversified as to industries and types of business with no material industry concentrations. Most of these loans have floating rates based upon underwriting analysis. The primary source of repayment on most commercial loans is cash flow from the primary business. Additional collateral in the form of real estate, cash, accounts receivable, inventory or other financial instruments is often obtained as a secondary source of repayment.

         Real estate construction lending comprised 16.4 percent of the Company's loan portfolio at June 30, 1999, compared to 16.7 percent of the Company's loan portfolio at December 31, 1998, and 16.1 percent at June 30, 1998. These loans are primarily made for the construction of single family residential housing. Loans in this category may be made to the home buyer or to the developer. Construction loans are secured by deeds of trust on the primary property. The majority of construction loans have floating rates based upon underwriting analysis. A significant portion of the borrowers' ability to repay these loans is dependent upon the sale of the property, which is affected by, among other factors, the residential real estate market. In this regard, the Company's potential risks include a general decline in the value of the underlying property as well as cost overruns or delays in the sale or completion of a property.

         Real estate mortgage loans comprised 13.1 percent of the loan portfolio at June 30, 1999, compared to 11 percent at December 31, 1998, and 12.1 percent of the loan portfolio at June 30, 1998. Real estate mortgage loans are made up of non-residential properties and single-family, residential mortgages. The non-residential loans generally are "mini-perm" (medium-term) commercial real estate mortgages with maturities under seven years. The residential mortgages are secured by first trust deeds and have varying maturities. Both types of loans may have either fixed or floating rates. The majority are floating. Risks associated with non-residential loans include the decline in value of commercial property values; economic conditions surrounding commercial real estate properties; and vacancy rates. The repayment of single-family residential mortgage loans is generally dependent upon the income of the borrower from other sources, however, declines in the underlying property value may create risk in these loans.

         Consumer loans represented the remainder of the loan portfolio at June 30, 1999, comprising 6.2 percent of the loan portfolio compared to 6.6 percent of total loans at December 31, 1998 and 6.9 percent at June 30, 1998. This category includes traditional consumer loans, home equity lines of credit, and Visa card loans. Consumer loans are generally secured by third trust deeds on single-family residences or personal property, while Visa cards are unsecured.

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

         At June 30, 1999, nonaccrual loans totaled $1.1 million or .70 percent of total loans, compared to $1.2 million or .79 percent at December 31, 1998, and $1.8 million or 1.23 percent at June 30, 1998. Of the nonaccrual loans at June 30, 1999, $847,000 represented the portion of SBA loans that are guaranteed by the SBA. At December 31, 1998, $831,000 of total nonaccrual loans represented the portion of SBA loans guaranteed by the SBA.

         In addition to the decline in nonaccrual loans, other real estate owned declined by $364,000 to $320,000 at June 30, 1999, from $684,000 at December 31,
1998 and $572,000 at June 30, 1998.

         The gross interest income that would have been recorded for loans placed on nonaccrual status was $125,000 and $103,000 for the quarters ended June 30, 1999 and 1998, respectively.

         The following table presents information concerning the nonperforming assets for the periods ending June 30, 1999 and December 31, 1998, respectively.

---------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                                June 30, 1999     December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Nonperforming Assets:
Nonperforming loans                                                                $      1,089         $      1,197
Other real estate owned                                                                     320                  684
---------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                1,409                1,881
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days past due                                                              26                   16
---------------------------------------------------------------------------------------------------------------------

Total loans before allowance for credit losses                                          155,047              151,151
Total assets                                                                            229,680              231,967
Allowance for credit losses                                                       $      (2,636)       $      (2,631)
---------------------------------------------------------------------------------------------------------------------

Ratios:
Nonperforming loans to total loans                                                        0.70%                0.79%
Nonperforming assets to:
   Total loans                                                                            0.91%                1.24%
   Total loans and OREO                                                                   0.91%                1.24%
   Total assets                                                                           0.61%                0.81%
Allowance for credit losses to total
     nonperforming assets                                                               187.08%              139.87%
Allowance for credit losses to loans                                                      1.70%                1.74%
---------------------------------------------------------------------------------------------------------------------


         At June 30, 1999 and December 31, 1998, the Company's recorded investment in loans for which an impairment has been recognized totaled $1,953,000 and $1,519,000, respectively. These amounts were evaluated for impairment using the fair value of collateral. At June 30, 1999, the SFAS No. 114 allowance for credit losses related to impaired loans was $109,000. The Company uses the cash basis method of income recognition for impaired loans. For the three and six months ended June 30, 1999 and 1998, the Company did not recognize any income on such loans.

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

         The allowance for credit losses totaled $2.636 million or 1.70 percent of total loans at June 30, 1999, compared to $2.631 million or 1.74 percent at December 31, 1998. The slight increase is the result of additional provision for credit losses of $125,000 in the first six months of 1999 along with net charge-offs of $120,000. It is the policy of management to maintain the allowance for credit losses at a level adequate for probable losses inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is adequate. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Following is a table presenting the activity within the Company's provision for credit losses for the period between December 31, 1998, and June 30, 1999.

------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------
Balance, December 31, 1998                                       $      2,631
------------------------------------------------------------------------------
Provision charged to expense
                                                                          125
Loans charged off                                                        (141)
Recoveries                                                                 21
Balance, June 30, 1999                                           $      2,636
------------------------------------------------------------------------------


         DEPOSITS AND SHORT TERM BORROWINGS

         Deposits represent the Bank's primary source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Bank normally experiences a seasonal decline in deposits in the first quarter of each year. In order to assist in meeting its funding needs the Bank maintains Fed Funds lines with correspondent banks. During the second quarter, Zions Bank, the major operating subsidiary of Zions Bancorporation, extended a $20 million Federal Funds line to Regency Bank bringing the Bank's total Federal Funds borrowing capacity to $25 million as of June 30, 1999. The Bank is also a member of the Federal Home Loan Bank of San Francisco (the "FHLB"). At June 30, 1999, the Bank held stock in the FHLB which would allow the Bank to borrow up to $21.1 million using various loans or securities as collateral. In addition to these borrowing methods, the Bank from time to time uses its investment portfolio to raise funds through repurchase agreements. The Bank may, from time to time, obtain additional deposits through the use of brokered time deposits. As of June 30, 1999, the Bank held no institutional brokered time deposits.

         The following table presents the composition of the deposit mix for the period ending June 30, 1999 and December 31, 1998, respectively.


--------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                          JUNE 30, 1999                      DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                                                       Percent of                        Percent of
                                                          Amount   Total Deposits           Amount   Total Deposits
--------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                         $    53,847            26.5%      $    54,236            26.2%
Interest bearing deposits:
  NOW and money market accounts                           56,753            28.0%           54,878            26.6%
  Savings accounts                                        36,740            18.1%           46,464            22.5%
  Time deposits:
      Under $100,000                                      16,991             8.4%           17,682             8.6%
      $100,000 and over                                   38,518            19.0%           33,377            16.2%
--------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                          149,002            73.5%          152,401            73.8%
--------------------------------------------------------------------------------------------------------------------
Total deposits                                       $   202,849           100.0%      $   206,637           100.0%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


         CAPITAL RESOURCES

         The Company and Bank are subject to various minimum capital requirements as defined by regulation. The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $3.6 million or 18 percent from the previous quarter-end and increased $1 million or 4.7 percent from December 31, 1998. The ratio of total risk-based capital to risk-adjusted assets was 16.65 percent at June 30, 1999, compared to
14.90 percent at June 30, 1998 and 16.14 percent at December 31, 1998. Tier 1 risk-based capital to risk-adjusted assets was 15.39 percent at June 30, 1999, compared to 13.64 percent at June 30, 1998 and 14.89 percent at December 31, 1998.

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

         The Board of Governors and other federal banking agencies have adopted a revised minimum leverage ratio as a supplement to the risk-weighted capital guidelines. The old rule established a 3 percent minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1 percent to 2 percent higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum Tier 1 ratio of 3 percent (Tier 1 capital to total assets) for the highest rated bank holding companies and banks or those that have implemented the risk-based capital market risk measure. All other bank holding companies and banks must maintain a minimum Tier 1 leverage ratio of 4 percent or higher leverage capital ratios are required for bank holding companies and banks that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

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


         The following tables reflect the Company's and Bank's capital amounts, ratios and applicable regulatory capital requirements as June 30, 1999.

-------------------------------------------------------------------------------------------------------------------------
As of June 30, 1999                                                                                   To be well
(In thousands except percentages)                                                                  capitalized under
                                                                       For capital                 prompt corrective
                                           Actual                  adequacy purposes:              action provisions:
-------------------------------------------------------------------------------------------------------------------------
                                   Amount          Ratio          Amount          Ratio          Amount           Ratio
-------------------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets):
Consolidated                      $23,966          16.65%         $11,516          8.00%            N/A
Regency Bank                      $21,574          15.00%         $11,509          8.00%         $14,386          10.00%

Tier 1 capital (to risk weighted assets):
Consolidated                      $22,156          15.39%          $5,758          4.00%            N/A
Regency Bank                      $19,765          13.74%          $5,755          4.00%          $8,632           6.00%

Tier 1 capital (to average assets):
Consolidated                      $22,156           9.59%          $9,238          4.00%            N/A
Regency Bank                      $19,765           8.55%          $9,242          4.00%         $11,552           5.00%
-------------------------------------------------------------------------------------------------------------------------


The risk-based capital ratios increased in 1999 as the increase in equity outpaced the growth in total assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."

         INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods may increase more rapidly than capital. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory constraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation during the six-month period ended June 30, 1999 was not significant to the Company's financial position or results of operations.

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

         Renovation Phase - The FFIEC guideline date for institutions to substantially complete program changes and system upgrades for mission critical systems was December 31, 1998. By that date, the Company had completed repairs, upgrades, or replacements of all hardware and software components. In addition to mission critical systems and applications, the Company completed redemption of all non-mission critical systems prior to December 31, 1998.

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

         The contingency, or business resumption plan, is based on a review of various emergency scenarios ranging from the Year 2000 failure of a single software or hardware component to the total loss of systems and applications should large-scale power or communications failures occur. As part of the contingency planning process, the Company has taken, and intends to continue to take, reasonable steps to mitigate foreseeable and significant risks that can be identified should key business partners fail to be Year 2000 compliant. The Bank's contingency planning includes risk management options to insure adequate liquidity availability for the Bank and its customers should the need arise. In addition to the Company being prepared to operate on an independent basis, it is expected that all major software and operating systems will be converted to those used by California Bank & Trust during the fourth quarter of 1999. California Bank & Trust currently has multiple redundant backup sites and their major computing and operating systems have been determined to be Y2K ready.

         Costs to Address Year 2000 Issues - The majority of costs associated with the Company's Year 2000 preparedness efforts have been associated with the use of existing staff to prepare, test and confirm the components of the plan. In some cases, third parties have been used to assist with planning and testing and certain new software and hardware products have been procured. The majority of these costs would have been incurred in the normal course of business as the Company regularly upgrades its various systems in an effort to more efficiently and effectively serve its clientele and conduct its operations. The Company has incurred costs of approximately $28,000 in the six months ended June 30, 1999, related to the use of third party consultants and other extraordinary Year 2000 expenses. The Company does not expect to spend additional sums solely related to Year 2000 issues during the remainder of 1999 as a result of the merger with Zions Bancorporation. It is expected that the Company's data processing systems will be converted to those of California Bank & Trust prior to year-end. Should the Company continue to operate it's existing computer systems through year end any additional costs are anticipated to be minimal and would not have a material impact on the Company's net income for the year.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MARKET RISK

         The financial services industry in general and the banking industry specifically encompass various forms and degrees of risk. As the primary source of business, the intermediation of funds presents various degrees and types of risk, which can be managed and controlled, but never completely eliminated. Management of the Company and its Board of Directors have established a framework of policies and procedures to manage risk by identifying, measuring, monitoring, and controlling the risks involved in the various products and lines of business of the Company.

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

         The primary capital objective is capital preservation, which is achieved by controlling interest rate and credit-related risk exposure, and by the retention of ongoing earnings. The Bank will also strive to ensure that each dollar of capital is optimally leveraged. The Bank's A/L management program consists of four major disciplines; interest rate risk management, net interest margin/spread management, capital management, and liquidity management.

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

         One approach to quantify interest rate risk is to use a simulation model to project changes in net interest income that result from forecast changes in interest rates. The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. This analysis calculates the difference between a net interest income forecasted over a 12-month period using a flat interest rate scenario and a net interest income forecast using a rising (or falling) rate scenario, where the National Prime rate, serving as a "driver" is made to rise (or fall) by 200 basis points over the 12-month forecast interval triggering a response in the other rates. According to the Company's policy, the simulated changes in net interest income should always be less the 12.5 percent or steps must be taken to reduce interest rate risk. Various strategies the Bank will use to adjust its exposure to interest rate risk include: lengthen/shorten asset maturities; lengthen/shorten liability maturities; new product introductions; secondary marketing/sell newly originated assets; and growth/contraction (overall). As can be seen from the results of the following interest rate sensitivity analysis matrix, the simulated change in net interest income, based on the 12-month period ending June 30, 2000, fell within the 12.5 percent risk limit.

--------------------------------------------------------------------------------------------------------------------
12 month interest rate sensitivity analysis projection as of June 30, 1999 (In thousands, except percentages)
--------------------------------------------------------------------------------------------------------------------
                      Change in                  Projected Net                   Change                      Change
                     Driver Rate                Interest Income                    $                           %
--------------------------------------------------------------------------------------------------------------------
                        2.000%                       16,545                       1,497                       9.95%
                        1.000%                       15,795                         747                       4.96%
                        0.000%                       15,048                          --                       0.00%
                       (1.000)%                      14,304                        (744)                     (4.95)%
                       (2.000)%                      13,562                      (1,486)                     (9.88)%
--------------------------------------------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:            Immediately   After 3 months
(In thousands, except percentages)         or within      but within     After 12 months      After
As of June 30, 1999                         3 months       12 months    but within 5 years   5 years        Total
-------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Loans (1)                                  $ 103,017      $   26,017      $   13,052       $  10,797     $ 152,883
Interest-bearing deposits at other
banks                                            277              99             396              --           772
Securities available-for-sale                  4,680           6,200          10,430          26,058        47,368
Non-marketable equity securities                  --              --           1,416              --         1,416
Federal funds sold                             3,600              --              --              --         3,600
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                111,574          32,316          25,294          36,855       206,039
-------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:
Interest-bearing transaction accounts         56,753              --              --              --        56,753
Savings accounts                              36,740              --              --              --        36,740
Time deposits                                 29,093          20,719           5,876             106        55,794
-------------------------------------------------------------------------------------------------------------------
Total  interest-bearing liabilities          122,586          20,719           5,876             106       149,287
-------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap               (11,012)          11,597          19,418          36,749
Cumulative gap                            $ (11,012)       $     585      $   20,003       $  56,752
Cumulative gap percentage to
   interest earning assets                    (5.34)%           0.28%           9.71%          27.54%
-------------------------------------------------------------------------------------------------------------------

(1) Amounts exclude nonaccrual loans of $1,089,000.

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

         The Company reflected a decrease in liquidity from its operating activities. Although net income in the first quarter of 1999 provided net cash flows of $2.5 million, other operating activities used $3 million in cash flows for a total of $539,000 in net cash used by operating activities. Financing activities, primarily the decrease of customer deposits, used additional cash flows. Total cash flows used in financing activities were $4.3 million as a result of the decrease in deposits for the first quarter of 1999. The Company uses cash flows to make investments in loans and investment securities. The increase in loans was $154,000 in the first half of 1999, and net cash used in investment transactions was $1.9 million. The Company anticipates increasing its cash levels through the end of 1999 due to expected in creases in deposit accounts and increased profitability and retained earnings. For the same period, it is anticipated that the demand for loans will continue to moderately increase. The growth in deposit balances is expected to be sufficient to fund loan growth with excess funds available for investment in securities.

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

----------------------------------------------------------------------------------------------------------------
                                                             For the three months            For the six months
                                                                 ended June 30,                ended June 30,
----------------------------------------------------------------------------------------------------------------
                                                               1999         1998          1999            1998
----------------------------------------------------------------------------------------------------------------
Return on average assets                                       2.30%        1.27%         2.15%           1.19%
Return on average shareholders' equity                        22.73%       12.82%        21.24%          11.96%
Average shareholders' equity to average assets                10.12%        9.93%        10.11%           9.96%
Dividend payout ratio                                         19.61%          --         21.51%             --
----------------------------------------------------------------------------------------------------------------


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

                *(10.16) Regency Bancorp 1990 Stock Option Plan, as amended, and Form of Nonstatutory Stock Option Agreement, Form of Incentive Stock Option Agreement and Form of Nonstatutory Stock Option Agreement for Outside Directors, under the Regency Bancorp 1990 Stock Option Plan, as amended, incorporated by reference from registration statement number 33-3848 on Form S-8, filed with the Commission on April 19, 1996.

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

                *(10.26) Belle Plaine Financial LLC Agreement, dated July 23, 1998, incorporated by reference from exhibit 10.1 on Form 10-Q, filed with the Commission on July 30, 1998.

                  (27.1)    Financial Data Schedule

                (b)   Reports on Form 8-K

                         (i) The Company filed a current Report on Form 8-K dated April 7, 1999, in which it reported that the Registrant earned $1.1 million or $0.42 per share in the first quarter of 1999.

                         (ii) The Company filed a current Report on Form 8-K dated April 23, 1999, in which it reported that the Registrant declared a $.10 per share cash dividend for its shareholders of record May 17, 1999.

                         (iii) The Company filed a current Report on Form 8-K
                               dated April 27, 1999, in which it reported that the Registrant and Zions Bancorporation issued a joint press release dated April 27, 1999, announcing the signing of an Agreement and Plan of Merger by and among Zions Bancorporation, Regency Bancorp and Regency Bank.

                         (iv) The Company filed a current Report on Form 8-K dated May 11, 1999, in which it announced that Zions Bancorporation, Regency Bancorp and Regency Bank executed an Amendment, dated May 11, 1999, to the Agreement and Plan of Merger, dated April 27, 1999, by and among Zions Bancorporation, Regency Bancorp and Regency Bank.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    REGENCY BANCORP



Date: August 3, 1999                By:  /s/ STEVEN F. HERTEL
      --------------                     --------------------
                                         Steven F. Hertel
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 3, 1999                By:  /s/ STEVEN R. CANFIELD
      --------------                     ----------------------
                                         Steven R. Canfield
                                         Executive Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                         DESCRIPTION                      PAGE

      27.1                       Financial Data Schedule                 39
